Form 10-Q
period 2020-06-30
Amergent Hospitality Group, Inc
filed 2020-08-19
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-56145

AMERGENT HOSPITALITY GROUP, INC.

Delaware	84-4842958
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

7621 Little Avenue Suite 414
Charlotte, NC	28226
(Address of Principal Executive Offices)	(Zip Code)

(704) 366-5122

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(g) of the Act: Common Stock

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s $0.001 par value common stock as of August 18, 2020, was 14,282,736 shares.

Amergent Hospitality Group, Inc. and Subsidiaries

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

● the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;

● our ability to operate our business and generate profits. We have not been profitable to date;

● decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic,

● Business interruptions resulting from the coronavirus COVID-19 global pandemic;

● Our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods;

● general risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

● intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

● our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

● our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;

● actions of our franchise partners or operating partners which could harm our business;

● failure to protect our intellectual property rights, including the brand image of our restaurants;

● changes in customer preferences and perceptions;

● increases in costs, including food, rent, labor and energy prices;

● constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

● work stoppages at our restaurants or supplier facilities or other interruptions of production;

● the risks associated with leasing space subject to long-term non-cancelable leases;

● we may not attain our target development goals and aggressive development could cannibalize existing sales;

● negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

● breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

● we may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes; and

● our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital.

We undertake no obligation to update or revise the forward-looking statements included in this Report, whether as a result of new information, future events or otherwise, after the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Unless otherwise noted, references in this Report to the “Registrant,” “Company,” “Amergent,” “Spin-Off Entity,” “we,” “our” or “us” means Amergent Hospitality Group, Inc., a Delaware corporation and our subsidiaries..

Part I

Item 1: Financial Statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated and Combined Balance Sheets

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$2,951,069	$500,681
Restricted cash	1,250,336	336
Accounts and other receivables, net	67,218	131,887
Inventories	266,641	287,111
Prepaid expenses and other current assets	638,605	249,579
TOTAL CURRENT ASSETS	5,173,869	1,169,594
Property and equipment, net	4,879,244	5,630,490
Operating lease assets	11,007,038	11,668,026
Goodwill	8,507,245	8,567,888
Intangible assets, net	3,473,599	3,656,995
Investments	1,077,159	381,397
Deposits and other assets	297,424	309,462
Assets of discontinued operations	30,084	149,000
TOTAL ASSETS	$34,445,662	$31,532,852

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,303,793	$8,165,195
Current maturities of long-term debt and notes payable	1,554,119	6,630,961
Current operating lease liabilities	3,183,302	3,299,309
Derivative liabilities	6,553,483	--
TOTAL CURRENT LIABILITIES	19,594,697	18,095,465

Redeemable preferred stock Series 1: no par value; 0 and 62,876 shares issued and outstanding, net of discount of $0 and $139,131 at June 30, 2020 and December 31, 2019, respectively	--	709,695
Long-term operating lease liabilities	13,832,826	14,382,354
Deferred revenue	911,359	959,445
Deferred tax liabilities	102,305	102,304
Long-term debt and notes payable	1,241,066	--
Convertible debt, net of debt discount of $322,752 at June 30, 2020	3,715,137	--
Liabilities of discontinued operations	179,625	435,600
TOTAL LIABILITIES	39,577,015	34,684,863

Commitments and contingencies (see Note 11)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 and no shares; 787 and no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	459,608	--

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 and 45,000,000 shares; 14,282,736 and 10,404,342 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,434	1,041
Additional paid-in capital	80,511,278	71,505,989
Accumulated deficit	(85,658,825)	(75,068,385)
Accumulated other comprehensive loss	(134,047)	(46,437)
Total Amergent Hospitality Group, Inc., Stockholders’ Deficit	(5,280,160)	(3,607,792)
Non-Controlling Interests	(310,801)	455,781
TOTAL STOCKHOLDERS’ DEFICIT	(5,590,961)	(3,152,011)
TOTAL LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT	$34,445,662	$31,532,852

See accompanying notes to condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Restaurant sales, net	$3,880,841	$8,018,685	$9,372,298	$15,568,531
Gaming income, net	29,463	109,536	129,212	225,621
Franchise income	8,166	25,000	98,198	50,000
Management fee income	-	197,719	-	344,376
Total revenue	3,918,470	8,350,940	9,599,708	16,188,528
Expenses:
Restaurant cost of sales	1,162,291	2,648,289	2,960,061	5,070,364
Restaurant operating expenses	3,261,393	5,258,333	6,887,237	10,412,816
Restaurant pre-opening and closing expenses	-	76,713	20,730	142,888
General and administrative expenses	1,460,668	1,519,909	2,635,821	2,858,790
Asset impairment charge	273,927	1,277,590	273,927	1,369,081
Depreciation and amortization	415,778	471,956	831,609	931,313
Total expenses	6,574,057	11,252,790	13,609,385	20,785,252
Operating loss	(2,655,587)	(2,901,850)	(4,009,677)	(4,596,724)
Other (expense) income:
Interest expense	(159,460)	(160,203)	(322,448)	(371,973)
Change in fair value of derivative liabilities	6,443,380	-	6,141,517	-
Change in fair value of investment	(953,033)	-	(953,033)	-
Debt extinguishment expense	(11,808,111)	-	(11,808,111)	-
Other expense	(70,748)	(343,884)	(48,009)	(311,374)
Total other expense	(6,547,972)	(504,087)	(6,990,084)	(683,347)
Loss before income taxes	(9,203,559)	(3,405,937)	(10,999,761)	(5,280,071)
Income tax expense	(7,352)	(5,829)	(3,676)	(56,410)
Loss from continuing operations	(9,210,911)	(3,411,766)	(11,003,437)	(5,336,481)
Discontinued operations
Income from discontinued operations, net of tax	-	76,100	-	12,152
Consolidated net loss	(9,210,911)	(3,335,666)	(11,003,437)	(5,324,329)
Less: Net loss (income) attributable to non-controlling interests	89,716	(8,294)	(39,327)	213,205
Less: Net loss attributable to non-controlling interest of discontinued operations	-	127,161	-	21,253

Net loss attributable to Amergent Hospitality Group Inc.	(9,121,195)	(3,216,799)	(11,042,764)	(5,089,871)
Dividends on redeemable preferred stock	-	(28,006)	(28,219)	(55,800)
Net loss attributable to common shareholders of Amergent Hospitality Group Inc.	$(9,121,195)	$(3,244,805)	$(11,070,983)	$(5,145,671)

Net loss attributable to Amergent Hospitality Group, Inc. per common share, basic and diluted:	$(0.64)	$(0.83)	$(0.85)	$(1.34)
Weighted average shares outstanding, basic and diluted	14,282,736	3,926,879	13,096,212	3,835,661

See accompanying notes to condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net loss attributable to Amergent Hospitality Group, Inc.	$(9,121,195)	$(3,216,799)	$(11,042,764)	$(5,089,871)
Foreign currency translation gain / (loss)	(6,541)	(67,827)	(87,610)	(29,995)
Total other comprehensive income (loss)	(6,541)	(67,827)	(87,610)	(29,995)
Comprehensive loss	$(9,127,736)	$(3,284,626)	$(11,130,374)	$(5,119,866)

See accompanying notes to condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	(Temporary Equity)				Additional	Common		Accumulated Other		Non-
	Preferred Series 2		Common Stock		Paid-in	Stock	Subscriptions	Comprehensive	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Loss	Deficit	Interest	Total
Balance, December 31 , 2018	-	-	3,715,444	373	64,756,903	-	-	(202,115)	(57,124,673)	827,037	8,257,525
Common stock and warrants issued for:
Preferred Unit dividend	-	-	16,342	1	19,521	-	-	-	(27,795)	-	(8,273)
Share-based compensation	-	-	-	-	100,707	-	-	-	-	-	100,707
Foreign currency translation	-	-	-	-	-	-	-	37,832	-	-	37,832
Non-controlling interest contributions	-	-	-	-	-	-	-	-	-	575,000	575,000
Non-controlling interest distributions	-	-	-	-	-	-	-	-	-	(10,804)	(10,804)
Reclassification of Minority Interest	-	-	-	-	249,104	-	-	-	-	(249,104)	-
Net loss	-	-	-	-	-	-	-	-	(1,873,072)	(115,591)	(1,988,663)
Balance, March 30, 2019	-	-	3,731,786	374	65,126,235	-	-	(164,283)	(59,025,540)	1,026,538	6,963,324

Common stock and warrants issued for:
Director Fees	-	-	104,828	10	252,949	-	-	-	-	-	252,959
Consulting Services	-	-	36,765	4	117,087	-	-	-	-	-	117,091
Preferred Unit dividend	-	-	11,844	1	19,097	-	-	-	(28,005)	-	(8,907)
Accrued interest on note payable	-	-	8,800	1	13,839	-	-	-	-	-	13,840
Share-based compensation	-	-	45,000	5	8,704	-	-	-	-	-	8,709
Stock issued to settle convertible debt and note payable	-	-	3,075,000	308	3,074,692	-	-	-	-	-	3,075,000
Subscriptions pursuant to rights offering, net	-	-	-	-	2,614,623	300	(2,694,530)	-	-	-	(79,607)
Foreign currency translation	-	-	-	-	-	-	-	(67,827)	-	-	(67,827)
Shareholder payment for short swing	-	-	-	-	1,676	-	-	-	-	-	1,676
Non-controlling interest distributions	-	-	-	-	-	-	-	-	-	(16,779)	(16,779)
Reclassification of Minority Interest	-	-	-	-	(18,699)	-	-	-	-	18,699	-
Net loss	-	-	-	-	-	-	-	-	(3,216,799)	(118,867)	(3,335,666)
Balance, June 30, 2019	-	-	7,014,023	703	71,210,203	300	(2,694,530)	(232,110)	(62,270,344)	909,591	6,923,813

Balance, December 31, 2019	-	-	10,404,342	1,041	71,505,989	-	-	(46,437)	(75,068,385)	455,781	(3,152,011)
Common stock:
Series 1 Preferred Unit dividend	-	-
Exercise of warrants	-	-	37,518	4	19,519	-	-	-	(28,219)	-	(8,696)
Preferred Unit dividend	-	-	2,414,022	246	1,528,867	-	-	-	(325,366)	-	1,203,747
Preferred Shares - Series 2:
Issuance of shares, net of transaction costs of $95,000	1,500	1,405,000	-	-	-	-	-	-	-	-	-
Bifurcation of derivative liability	-	(529,000)	-	-	-	-	-	-	-	-	-
Beneficial conversion feature	-	(729,000)	-	-	729,000	-	-	-	-	-	729,000
Preferred stock deemed dividend	-	729,000	-	-	(729,000)	-	-	-	-	-	(729,000)
Conversion of Series 2 preferred to common	(713)	(416,392)	1,426,854	143	416,249	-	-	-	-	-	416,392
Foreign currency translation	-	-	-	-	-	-	-	(81,069)	-	-	(81,069)
Non-controlling interest distributions	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(1,921,569)	129,043	(1,792,526)
Balance, March 31, 2020	787	459,608	14,282,736	1,434	73,470,624	-	-	(127,506)	(77,343,539)	584,824	(3,414,163)

Reclassification of non-controlling interest	-	-	-	-	-	-	-	-	805,909	(805,909)	-
Cash contribution of merger consideration, net transaction costs of $588,255	-	-	-	-	5,411,745	-	-	-	-	-	5,411,745
Contribution of warrant portion of merger consideration	-	-	-	-	1,628,909	-	-	-	-	-	1,628,909
Foreign currency translation	-	-	-	-	-	-	-	(6,541)	-	-	(6,541)
Net loss	-	-	-	-	-	-	-	-	(9,121,195)	(89,716)	(9,210,911)
Balance, June 30, 2020	787	459,608	14,282,736	1,434	80,511,278	-	-	(134,047)	(85,658,825)	(310,801)	(5,590,961)

See accompanying notes to condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss from continuing operations	$(11,003,437)	$(5,336,481)
Net income from discontinued operations	-	12,152
Net loss	(11,003,437)	(5,324,329)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	831,609	931,313
Amortization of operating lease assets	530,066	931,722
Asset impairment charges	273,927	1,369,081
Write-off investment in HOA	-	435,000
Common stock and warrants issued for services	-	23,747
Stock based compensation	-	111,087
Loss on investments	933,147	29,239
Gain on tax settlements	-	(204,162)
Amortization of debt discount	35,137	17,391
Deferred income taxes	-	43,150
Loss on extinguishment of redeemable Series 1 Preferred	161,899	-
Loss on debt extinguishment	11,808,111	-
Gain on derivative liabilities revaluation	(6,142,517)	-
Change in assets and liabilities:
Accounts and other receivables	182,587	(144,400)
Prepaid and other assets	(393,321)	(124,321)
Inventories	9,787	19,584
Accounts payable and accrued expenses	220,904	2,706,048
Change in amounts payable to related parties	-	(244,084)
Operating lease liabilities	(665,535)	(941,131)
Deferred revenue	(48,086)	(166,975)
Net cash flows from operating activities	(3,265,722)	(532,040)
Net cash used in operating activities from discontinued operations	-	178,728
Net cash provided by (used in) operating activities	(3,265,722)	(353,312)

Cash flows from investing activities:
Purchase of property and equipment	(27,740)	(387,608)
Proceeds from tenant improvement allowances	-	141,860
Proceeds from sale of assets	-	173,977
Net cash flows from investing activities	(27,740)	(71,771)
Net cash used in investing activities from discontinued operations	-	(131,011)
Net cash used in investing activities	(27,740)	(202,782)

Cash flows from financing activities:
Proceeds from Series 2 Preferred	1,405,000	-
Proceeds from warrant exercises	885,046	-
Redemption of Series 1 Preferred	(880,289)	-
Loan proceeds	2,689,450	304,174
Loan repayments	(2,482,474)	(347,680)
Merger consideration, net	5,411,745	-
Distributions to non-controlling interest	-	(27,583)
Contributions from non-controlling interest	-	575,000
Net cash flows from financing activities	7,028,478	503,911
Net cash used in financing activities from discontinued operations	-	-
Effect of exchange rate changes on cash	(34,628)	1,319
Net increase (decrease) in cash and restricted cash	3,700,388	(50,864)
Cash and restricted cash, beginning of period	501,017	630,206
Cash and restricted cash, end of period	$4,201,405	$579,342

See accompanying notes to condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$164,388	$312,438
Income taxes	$-	$92,576

Non-cash investing and financing activities:
Convertible debt and notes payable settle through subscriptions in the rights offering	$-	$3,075,000
Subscriptions receivable from rights offering, net	$-	$2,694,530
Preferred stock dividends paid through issuance of common stock	$19,523	$38,618
Conversion of Preferred stock - Series 2 to common stock	$416,392	$-
Accrued interest paid through warrant exercise	$318,700	$-
Bifurcation of derivative liability from Preferred Stock - Series 2	$529,000	$-
Warrant portion of merger consideration	$1,628,909	$-

See accompanying notes to condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

1. Nature of Business

BASIS OF PRESENTATION

Amergent Hospitality Group, Inc. (“Amergent”) was incorporated on February 18, 2020 as a wholly-owned subsidiary of Chanticleer Holdings, Inc. (“Chanticleer”) for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the spin-off of Amergent to the shareholders of Chanticleer. The spin-off transaction was completed on April 1, 2020. Amergent is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally.

On March 31, 2020, Chanticleer contributed all its assets and liabilities, including the stock interest in all its subsidiaries (other than Amergent), to Amergent. Based on this being a transaction between entities under common control the carryover basis of accounting was used to record the assets and liabilities contributed to Amergent. Further, as a common control transaction the consolidated and combined financial statements of Amergent reflect the transaction as if the contribution had occurred as of the earliest period presented herein.

As such, the accompanying consolidated and combined financial statements include the accounts of Amergent and its subsidiaries along with Chanticleer and its subsidiaries (collectively “we,” “us,” “our,” or the “Company”). All intercompany and inter-entity balances have been eliminated in consolidation and combination.

Organization, MERGER, SPIN-OFF, REVERSE SPLIT

On April 1, 2020, Chanticleer completed its merger transaction with Sonnet BioTherapeutics, Inc. (“Sonnet”), in accordance with the terms of the Agreement and Plan of Merger, dated as of October 10, 2019, among Chanticleer, Sonnet, Biosub Inc. (“Merger Sub”), and Sonnet Sub, as amended by Amendment No. 1 thereto, dated as of February 7, 2020 (as so amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Sonnet Sub, with Sonnet Sub surviving as a wholly-owned subsidiary of Chanticleer (the “Merger”). On April 1, 2020, in connection with the Merger, Chanticleer changed its name to “Sonnet BioTherapeutics Holdings, Inc.”

In connection with and prior to the Merger, Chanticleer contributed and transferred to Amergent, a newly-formed, wholly-owned subsidiary of Chanticleer, all of the assets and liabilities relating to Chanticleer’s restaurant business. On March 16, 2020, the board of directors of Chanticleer declared a dividend with respect to the shares of Chanticleer’s common stock outstanding at the close of business on March 26, 2020 of one share of the Amergent common stock held by Chanticleer for each outstanding share of Chanticleer common stock. The dividend, which together with the contribution and transfer of Chanticleer’s restaurant business described above, is referred to as the “Spin-Off.” Prior to the Spin-Off, Amergent engaged in no business or operations.

The Spin-Off of Amergent to the stockholders of record on March 26, 2020 occurred prior to the Merger on April 1, 2020 (“Spin-Off Date”). As a result of the Spin-Off, Amergent emerged as successor to the business, operations, assets and liabilities of pre-merger Chanticleer. Additionally, Amergent’s shareholder base and their holdings (on a pro-rata basis) are substantially identical to that of pre-merger Chanticleer.

In connection with the Merger on April 1, 2020, Amergent received proceeds from Sonnet of $6,000,000 as well as a warrant to purchase 2% of the outstanding common shares of Sonnet (186,161 shares) for $0.01 per share (“Merger Consideration”). Amergent simultaneously entered into agreements to refinance a note payable and issue warrants to the note holder. See Note 7 for additional information on the note refinancing.

GENERAL

The accompanying condensed consolidated and combined financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated and combined financial statements have not been audited. The condensed consolidated and combined balance sheet as of December 31, 2019 has been derived from the audited consolidated and combined financial statements as of December 31, 2019 and for the year then ended included in Amergent’s annual report filed with the SEC on July 2, 2020 in connection with Amergent’s finalized Form 10/A. The results of operations for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020.

Certain information and footnote disclosures normally included in unaudited condensed consolidated and combined financial statements prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in Amergent’s Annual Report for the year ended December 31, 2019 previously filed with the SEC.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of June 30, 2020, the Company’s cash balance was $4,201,405, of which $1,250,000 was restricted cash, its working capital deficiency was $14,420,828, and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to refinance or otherwise extend maturities of current debt obligations;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow;
●	our ability to actively trade our common stock;

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

On February 7, 2020, the Company entered into a Securities Purchase Agreement for the sale (the “Bridge Financing”) of up to 1,500 shares of a new series of convertible preferred stock of the Company (the “Series 2 Preferred Stock”) with an institutional investor for gross proceeds to the Company of up to $1,500,000 (the “Preferred Securities Purchase Agreement”). The transaction occurred in two closings, the first of which, for 1,000 shares, occurred in mid-February 2020, and the second of which, for 500 shares, occurred in March 2020. In March 2020, an aggregate of 713 shares of Series 2 Preferred Stock were converted into 1,426,854 shares of common stock. In connection with the Merger, all outstanding shares of the Series 2 Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact. However, there can be no certainty regarding the length and severity of the outbreak and such its ultimate financial impact on the Company’s operations.

On March 27, 2020, Congress passed “The Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which included the “Paycheck Protection Program” (PPP) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding.

The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full.

As a result of the Merger on April 1, 2020, Amergent received $6,000,000 in gross proceeds from Sonnet and a warrant to purchase 186,161 shares of Sonnet’s common stock, as well as paid down and refinanced certain debt obligations.

Even considering the additional liquidity obtained on April 1, 2020 in connection with the Merger and through the PPP loan proceeds received on April 27, 2020, there can be no assurances that Amergent will not need to seek additional debt or equity funding or that such funding would be available at commercially reasonable terms, if at all.

As Amergent executes its business plan over the next 12 months, it intends to carefully monitor its working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, Amergent may then have to scale back or freeze its growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage its liquidity and capital resources.

The Company’s current operating losses, combined with its working capital deficit and uncertainties regarding the impact of COVID-19, raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed consolidated and combined financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our significant accounting policies described in the Annual Report for the year ended December 31, 2019, filed with the SEC on July 2, 2020, in connection with the Company’s Form 10/A, that would have had a significant impact on these unaudited condensed consolidated and combined financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments, deferred tax asset valuation allowances, valuing derivatives, options and warrants using the Binomial Lattice and Black-Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company generates revenues from the following sources: (i) restaurant sales; (ii) management fee income; (iii) gaming income; and (iv) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and initial signing fees.

Restaurant Sales, Net

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax and value added tax (“VAT”) collected from customers and remitted to governmental authorities are presented on a net basis within revenue in our consolidated and combined statements of operations.

Management Fee Income

The Company received revenue from management fees from certain non-affiliated companies in 2019, including from managing its investment in Hooters of America, which are generally earned and recognized over the performance period. No management fee income has been recognized during the three and six month period ending June 30, 2020.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. Revenue from gaming is recognized as earned from gaming activities, net of payouts to customers, taxes and government fees. These fees are recognized as they are earned based on the terms of the agreements.

Franchise Income

The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. The license granted for each restaurant or area is considered a performance obligation. All other obligations (such as providing assistance during the opening of a restaurant) are combined with the license and were determined to be a single performance obligation. Accordingly, the total transaction price (comprised of the restaurant opening and territory fees) is allocated to each restaurant expected to be opened by the licensee under the contract. There are significant judgments regarding the estimated total transaction price, including the number of stores expected to be opened. We recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins upon the signing of the contract for area development agreements and upon the signing of a store lease for franchise agreements. The payments for these upfront fees are generally received upon contract execution. Continuing fees, which are based upon a percentage of franchisee revenues and are not subject to any constraints, are recognized on the accrual basis as those sales occur. The payments for these continuing fees are generally made on a weekly basis.

Deferred Revenue

Deferred revenue consists of contract liabilities resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed or if the development agreement is terminated.

RESTAURANT PRE-OPENING and closing EXPENSES

Restaurant pre-opening and closing expenses are non-capital expenditures and are expensed as incurred. Restaurant pre-opening expenses consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period. Restaurant closing expenses consists of the costs related to the closing of a restaurant location and include write-off of property and equipment, lease termination costs and other costs directly related to the closure, and have been treated as an asset impairment charge in the income statement. Pre-opening and closing expenses are expensed as incurred.

LIQUOR LICENSES

The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in other assets. Liquor licenses are reviewed for impairment annually or when events or changes in circumstances indicate that the carrying amount may not be recoverable. Annual liquor license renewal fees are expensed over the renewal term.

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of June 30, 2020 and December 31, 2019, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

INVENTORIES

Inventories are recorded at the lower of cost (first-in, first-out method) or net realizable value, and consist primarily of restaurant food items, supplies, beverages and merchandise.

LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. We estimated this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

fair value of financial instruments

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. U.S. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. The table below reflects the level of the inputs used in the Company’s fair value calculations:

	Quoted Prices in Active	Significant Observable	Significant Unobservable	Total
	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Fair Value
June 30, 2020
Assets: (Note 4)
Warrants to purchase common stock of Sonnet		$675,876	$-	$675,876
		$675,876	$-	$675,876
Liabilities: (Note 10)
Warrants	$-	$-	$406,000	$406,000
Conversion feature of note	-	-	4,708,000	4,708,000
Make Whole Provision of Convertible Preferred Series 2	-	-	1,439,483	1,439,483
	$—	$-	$6,553,483	$6,553,483

Inputs used in the Company’s Level 3 calculation of fair value are discussed in Note 10.

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, other current liabilities, convertible notes payable and notes payable approximate fair value due to the short-term maturities of these financial instruments and/or because related interest rates offered to the Company approximate current rates.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization, which includes amortization of assets held under capital leases, are recorded generally using the straight-line method over the estimated useful lives of the respective assets or, if shorter, the term of the lease for certain assets held under a capital lease. Leasehold improvements are amortized over the lesser of the expected lease term, or the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs that do not improve or extend the useful lives of the assets are not considered assets and are charged to expense when incurred.

The estimated useful lives used to compute depreciation and amortization are as follows:

Leasehold improvements	5-15 years
Restaurant furnishings and equipment	3-10 years
Furniture and fixtures	3-10 years
Office and computer equipment	3-7 years

Long-lived Assets

Long-lived assets, such as property and equipment, operating lease assets, and purchased intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

●	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

●	significant negative industry or economic trends;

●	knowledge of transactions involving the sale of similar property at amounts below the Company’s carrying value; or

●	the Company’s expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “Held for Sale”.

If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

During the three and six months ended June 30, 2020 the Company determined that triggering events occurred related to the COVID-19 outbreak required management to review the Company’s long-lived assets for impairment. Based on the analysis performed, management determined potential impairment indicators existed related to the Company’s operating lease assets during the period ended June 30, 2020. See Note 11.

Goodwill

Goodwill, which is not subject to amortization, is evaluated for impairment annually as of the end of the Company’s year-end, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate an impairment may exist. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.

As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business management has performed an updated impairment analysis of goodwill as of June 30, 2020.

When evaluating goodwill for impairment based on the COVID-19 pandemic, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company’s decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.

The Company performed a quantitative assessment and determined that goodwill was not impaired as of June 30, 2020 due to the excess fair value of the reporting unit over its carrying value and the best judgement of management for the future of the units are not defined based on information known at the time of the assessment. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a discounted cash flow model approach. The Company reviewed and adjusted the revenues for the remaining portion of 2020, as well as adjusted the ongoing operating cost structure to reflect management’s best estimate of the performance of the Company for the remaining portion of 2020. Then, the Company reviewed the projected performance of the business into 2021 and beyond. Additionally, the Company evaluated the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. As a result of this impairment test the Company determined that the fair value of the reporting unit over book value was in excess of $1.5 million.

InTANGIBLE ASSETS

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. Certain of the Company’s trade name/trademarks have been determined to have a definite-lived life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s condensed consolidated statement of operations and comprehensive loss. Certain of the Company’s trade name/trademarks have been classified as indefinite-lived intangible assets and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business, management has performed an updated impairment analysis of its tradename/trademarks as of June 30, 2020 and determined that the carrying value of the asset was not impaired. The determination was based on the best judgment of management for the future of the asset and on information known at the time of the assessment.

Franchise Costs

Intangible assets are recorded for the initial franchise fees for our Hooter’s restaurants. The Company amortizes these amounts over a 20-year period, which is the life of the franchise agreement. The Company also has intangible assets representing the acquisition date fair value of customer contracts acquired in connection with BGR’s franchise business. The Company also amortizes these amounts over its estimated useful life of the related intangible asset and began amortizing the related asset over the weighted average life of the underlying franchise agreements.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In connection with the Merger and Spin-Off, Amergent performed an analysis of the existing net operating loss carryforwards of Chanticleer and, based on the rules of the Internal Revenue Code (“IRC”), has preliminarily determined that Amergent expects to have approximately $20,100,000 of net operating loss carryforwards available to the Company as of April 1, 2020 to offset future taxable income of the Company. Approximately $7,200,000 of the net operating loss carryforwards available will be limited by section 382 of the IRC. Management expects to complete its analysis of the net operating loss carryforward once the Company’s 2019 income tax returns are filled with the Internal Revenue Service but does not expect a significant change in the amount of available net operating loss carryforwards. There were no other income tax implications to Amergent as a result of the Merger and Spin-off.

The Company has provided a valuation allowance for the full amount of the deferred tax assets in the accompanying condensed combined and consolidated financial statements.

As of June 30, 2020, and 2019, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

Stock-based Compensation

The compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. A wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans are included.

LOSS PER COMMON SHARE

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 9, and the potential conversion of the convertible debt, as described in Note 7, would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to U.S. dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency is the functional currency for each of its foreign operations.

Comprehensive Income (LOSS)

Standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. We are required to (a) classify items of other comprehensive income (loss) by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income (loss) separately in the equity section of the balance sheet for all periods presented. Other comprehensive income (loss) items include foreign currency translation adjustments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company elected the optional transition method to apply the standard as of the effective date and therefore, the Company has not applied the standard to the comparative period presented in its condensed consolidated financial statements.

The practical expedients elected in connection with the adoption of Leases Topic 842 were as follows:

Implications as of January 1, 2019
Practical expedient package	The Company has not reassessed whether any expired or existing contracts are, or contain, leases.
The Company has not reassessed the lease classification for any expired or existing leases.
The Company has not reassessed initial direct costs for any expired or existing leases.
Hindsight practical expedient	The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

Upon adoption of Leases (Topic 842), the Company recorded operating lease right-of-use assets and operating lease liabilities and derecognized deferred rent liabilities (including unamortized tenant improvement allowances) and favorable/unfavorable lease assets and liabilities upon transition. Upon adoption, the Company recorded operating lease liabilities of approximately $22.1 million based on the present value of the remaining rental payments using discount rates as of the effective date. In addition, the Company recorded corresponding operating lease right-of-use assets of approximately $19.8 million, calculated as the initial amount of the Company’s operating lease liabilities adjusted for deferred rent (including unamortized tenant improvement allowances) and unamortized favorable/unfavorable lease assets and lease liabilities. As of June 30, 2020, the Company maintained an operating lease right-of-use assets of approximately $11 million, and operating lease liabilities (current and long-term) of approximately $17.2 million.

In June 2016, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of ASU 2016-13 did not result in a material change to our consolidated and combined financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The adoption of ASU 2018-15 did not result in a material change to our consolidated and combined financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated and combined financial statements.

3. DISCONTINUED OPERATIONS

The Company sold Just Fresh and its South Africa Hooters locations in 2019. Because of the sale, the Company has reclassified the operations of Just Fresh and the South Africa Hooters locations to discontinued operations as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations are as follows:

	(Unaudited)
	Six Months June 30, 2020	Year Ended December 31, 2019
Other receivable	$30,084	$149,000
Total assets	30,084	149,000

Accounts payable and accrued expenses	179,625	435,600
Total liabilities	179,625	435,600

Net assets of discontinued operations	$(149,521)	$(286,600)

The major line items comprising the loss of discontinued operations are as follows:

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	June 30, 2020	June 30, 2019
Restaurant revenues	$-	$2,359,833
Expenses:
Administrative expenses	-	194,490
Cost of sales	-	866,897
Depreciation and amortization	-	82,060
Restaurant operating expenses	-	1,299,082
Other (income) expense	-	(158,796)
	-	2,283,733
Income (Loss) of discontinued operations	$-	$76,100

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	June 30, 2020	June 30, 2019
Restaurant revenues	$-	$4,720,015
Expenses:
Administrative expenses	-	353,227
Cost of sales	-	1,722,401
Depreciation and amortization	-	165,104
Restaurant operating expenses	-	2,575,143
Other (income) expense	-	(108,012)
	-	4,707,863
Income (Loss) of discontinued operations	$-	$12,152

Cash flows from discontinued operations is as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows provided by (used in) Operating Activities	$—	$166,576
Cash flows provided by (used in) Investing Activities	—	(131,011)
Cash flows provided by (used in) Financing Activities	—	—
Net Cash Provided by (Used in) Discontinued Operations	$—	$35,565

4. INVESTMENTS

Investments consist of the following at June 30, 2020 and December 31, 2019:

	(Unaudited) June 30, 2020	December 31, 2019
Warrants to purchase common stock of Sonnet	$675,876	$—
Chanticleer Investors, LLC	401,284	381,397
Total	$1,077,159	$381,397

Warrant to purchase common stock of Sonnet

Upon consummation of the Merger discussed in Note 1, the Company received a warrant to purchase 2% of the common stock of Sonnet as part of the Merger Consideration. Amergent cannot exercise the warrant until 180 days after the closing of the Merger.

The estimated fair value of the warrant to purchase 2% of the common stock of Sonnet (186,161 shares) was $1,628,909 as of April 1, 2020 and $675,876 as of June 30, 2020. The warrant has an exercise price of $0.01 per share and is exercisable beginning on September 28, 2020 through April 1, 2025. The estimated fair value of the warrant was determined based on the $8.76 and $3.64 closing stock price of a common share of Sonnet as of April 1, 2020 and June 30, 2020, respectively, net of the $0.01 exercise price multiplied by the 186,161 shares issuable upon exercise of the warrant. This value is also equal to the value under the Black-Scholes option pricing model with the following inputs:

As of April 1, 2020
Fair value of Sonnet common stock	$8.76
Exercise price	$0.01
Term	5 years
Volatility	102.7%
Risk-free interest rate	0.37%

As of June 30, 2020
Fair value of Sonnet common stock	$3.64
Exercise price	$0.01
Term	4.75 years
Volatility	104.35%
Risk-free interest rate	0.29%

The fair value of the warrant as of April 1, 2020 of $1,628,909 was recorded as an increase in additional paid-in-capital as of the Merger date. The $953,033 decrease in fair value through June 30, 2020 was recorded as an investment loss in the accompanying condensed combined and consolidated statement of operations for the three and six months ended June 30, 2020.

Chanticleer Investors LLC

The Company invested $800,000 during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC, which in turn held a 3% interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As a result, the Company’s effective economic interest in Hooters of America was approximately 0.6%. Effective June 28, 2019, Hooters of America closed on the sale of a controlling interest in the company. The consideration paid in the sale transaction was a combination of cash proceeds and equity in the newly formed company. The Company netted approximately $48,000 in cash upon the transaction and retained a non-controlling interest in the equity of the newly-formed company.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at June 30, 2020 and December 31, 2019:

	(Unaudited) June 30, 2020	December 31, 2019
Leasehold improvements	$7,682,654	$7,926,789
Restaurant furniture and equipment	3,187,180	3,032,859
Construction in progress	-	650
Office and computer equipment	60,304	62,304
Office furniture and fixtures	279,675	169,034
	11,209,813	11,191,636
Accumulated depreciation and amortization	(6,330,569)	(5,561,146)
	$4,879,244	$5,630,490

6. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following at June 30, 2020 and December 31, 2019:

	(Unaudited) June 30, 2020	December 31, 2019
Beginning Balance	$8,567,888	$10,564,353
Impairment	-	(2,025,720)
Foreign currency translation gain (loss)	(60,643)	29,255
Ending Balance	$8,507,245	$8,567,888

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at June 30, 2020 and December 31, 2019:

		(Unaudited) June 30, 2020	December 31, 2019
Trademark, Tradenames:
American Roadside Burger	10 years	$1,786,930	$1,786,930
BGR: The Burger Joint	Indefinite	985,996	985,996
Little Big Burger	Indefinite	1,550,000	1,550,000
		4,322,926	4,322,926
Acquired Franchise Rights
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters Pacific NW	20 years	74,507	74,507
Hooters UK	5 years	12,046	12,917
		86,553	87,424
Total Intangibles at cost		5,237,236	5,238,107
Accumulated amortization		(1,763,637)	(1,581,112)
Intangible assets, net		$3,473,599	$3,656,995

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows:

	(Unaudited) June 30, 2020	December 31, 2019

Notes Payable (a)	$—	$6,000,000
Notes Payable TowneBank (b)	—	142,746
Receivables financing facilities (c)	144,430	23,958
Notes Payable (d)	25,850	25,580
Notes Payable (e)	108,423	90,408
Contractor note (f)	348,269	348,269
PPP loan (g)	2,168,213	—
Convertible debt (h)	4,037,889	—
Total debt	6,833,074	6,630,961
Less: discount on convertible debt (h)	(322,752)	-
Current portion of long-term debt	1,554,119	6,630,961
Long-term debt, less current portion	$4,956,203	$-

(a) On May 4, 2017, pursuant to a Securities Purchase Agreement, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 1,199,978 shares of common stock to accredited investors. The debentures bore an interest at a rate of 8% per annum and were payable in cash quarterly in arrears.

The Company lowered the strike price for several classes of warrants to $0.50 to allow for warrant holders to exercise their warrants in order to induce the exercise thereof and raise capital for the Company. See Note 9 for further discussion of warrant modification.

In connection with and prior to the Merger and Spin-Off, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey LLC, a Texas limited liability company (“Oz Rey”), the Company and certain other original holders of the 8% non-convertible secured debentures, the Company was released from all of its obligations under the 8% non-convertible secured debentures, and the 8% non-convertible secured debentures were cancelled. In exchange, Amergent (i) issued a 10% convertible secured debenture in principal amount of $4,037,889 to Oz Rey, (ii) issued warrants to purchase 2,925,200 of shares of common stock of Amergent to Oz Rey and certain of the original holders of the 8% non-convertible secured debentures, and (iii) remitted payment of $650,000 prior to March 31, 2020 and an additional $1,350,000 plus reimbursement of certain expenses to the purchasers on April 1, 2020. See further discussion in (h) below.

(b) The Company had one outstanding term loan with TowneBank, all of which was collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, the Company paid off the outstanding balance owed to TowneBank in full.

(c) During January 2020, in consideration for proceeds of $194,800, the Company agreed to make payments of $585 per day on two separate agreements for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with each of the Receivables Financing Agreements. Total outstanding on these advances is $144,430 and $23,958 at June 30, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(d) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and are due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $25,850 and $25,580 at June 30, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(e) During September 2019 and October 2019, the Company entered into two merchant capital advances in the amount of $46,000 and $84,700, respectively. The Company agreed to repay these advances through daily payments until those amounts are repaid with the specified interest rate per those agreements. Total outstanding on these advances is $108,423 and $90,408 as of June 30, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(f) The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note had a balance of $348,269 as of both June 30, 2020 and December 31, 2019, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent.

(g) On March 27, 2020, Congress passed “The Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which included the “Paycheck Protection Program” (PPP) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of approximately $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full.

(h) In connection with and prior to the Spin-Off and Merger, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey and certain original holders of the 8% non-convertible debentures (see (a) above), the Company issued a 10% secured convertible debenture to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% secured convertible debenture is $4,037,889, payable in full on April 1, 2022, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. At June 30, 2020, the 10% secured convertible debenture was convertible at any time by Oz Rey into common stock at the lower of $0.10 per share and the volume weighted average price on the last 10 trading days immediately prior to conversion. The 10% secured convertible debenture is also subject to adjustment if Amergent sells securities below this price (down round protection), among other triggers. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date.

At June 30, 2020, Amergent did not have an adequate amount of authorized common stock to cover shares issuable upon exercise of the warrants and conversion of the 10% convertible notes. As such, the warrants were liability classified and the conversion feature has been bifurcated from the host debt instrument and accounted for as a derivative and recorded as a liability in the accompanying condensed consolidated and combined balance sheet at June 30, 2020, with the change in the liability for the warrants and the conversion feature from the April 1, 2020 issuance date through June 30, 2020 recorded in the accompanying condensed consolidated and combined statement of operations for the three and six month periods then ended.

The warrants issued had an estimated fair value of $935,000 as of April 1, 2020 using a Monte Carlo simulation to determine the value. The fair value of the conversion feature was $11,231,000 as of April 1, 2020 using a Monte Carlo simulation to determine the value. The estimated carrying value of the 10% convertible secured debentures without the conversion feature was $3,680,000, and with the conversion feature was $14,911,000.

The exchange of the notes has been accounted for as the extinguishment of the 8% non-convertible notes with the difference in the carrying value of the 8% non-convertible notes ($4,037,889) and the fair value of the 10% convertible notes and warrants ($15,846,000) at the date of the exchange recorded as a debt extinguishment charge of $11,808,111 in the accompanying condensed consolidated and combined statement of operations for the three and six month periods ended June 30, 2020.

The estimated fair value of the warrants and conversion feature at June 30, 2020 are $406,000 and $4,708,000, respectively. The change in value from the issuance date through June 30, 2020 of $7,052,000 has been recorded as other income and included in change in fair value of derivative liabilities and warrants in the accompanying condensed consolidated and combined statements of operations for both the three and six month periods ended June 30, 2020. See note 10 for further discussion of determining the estimated fair value of these instruments.

The Company recorded a debt discount of approximately $358,000 for the difference between the face value of the 10% secured convertible debenture and the estimated fair value at the April 1, 2020 issuance date and is amortizing this discount over the two-year period of the notes. Amortization of approximately $35,000 was recorded as interest expense during both the three and six month periods ended June 30, 2020.

On August 17, 2020, the Company and Oz Rey amended the 10% secured convertible debenture to fix the conversion rate into common stock at $0.10 per share. Further, Oz Rey agreed not to convert any portion of the 10% secured convertible debenture that would cause the number of shares on a fully-diluted basis issued after the conversion to exceed the authorized share level. Oz Rey may however, upon reasonably notice to the Company, require the Company to include in its proxy materials, for any annual meeting of shareholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to require the Company to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. Oz Rey also agreed to waive any event of default under the debenture that occurred or existed prior to August 17, 2020.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

Redeemable Preferred Stock – Series 1

Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. In connection with the Merger, on April 1, 2020, all outstanding Series 1 Preferred units, comprised of shares of Series 1 Preferred and Series 1 Warrants, were redeemed and extinguished for their cash redemption price of $0.50 per unit. The difference between the carrying value of the Series 1 Preferred and the cash redemption amount of $161,899 was recognized as a loss on extinguishment and included in other expense during the three and six months ended June 30, 2020.

8. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	(Unaudited)
	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$4,937,393	$4,230,640
Accrued taxes (VAT, Sales, Payroll, etc.)	3,000,229	3,319,928
Accrued income taxes	5,948	(1,906)
Accrued interest	360,223	616,533
	$8,303,793	$8,165,195

As of June 30, 2020, approximately $2.7 million of employee and employer taxes and associated interest and penalties that have been accrued but not remitted to certain taxing authorities by the Company prior to 2019 for cash compensation paid. As a result, the Company is liable for such payroll taxes and any related penalties and interest.

9. STOCKHOLDER’S EQUITY

The Company had 50,000,000 and 45,000,000 shares of $0.0001 par value common stock authorized at June 30, 2020 and December 31, 2019, respectively. The Company had 14,282,736 and 10,404,342 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both June 30, 2020 and December 31, 2019. The Company had 787 shares of convertible Series 2 Preferred outstanding as of June 30, 2020 and 62,876 shares of Series 1 Preferred outstanding as of December 31, 2019.

As a result of the Merger, the following reflects the net equity contribution of Merger Consideration to the Company which reflects the gross proceeds received, offset of the direct costs incurred for the transaction, the difference between the redemption payment and carrying value of the Redeemable Preferred Stock - Series 1, and redemption of certain warrants.

Contributed cash portion of Merger Consideration	$6,000,000
Contribution of Sonnet warrant portion of Merger Consideration	1,628,909
Transaction cost incurred	(588,255)
$7,040,654

2019 Rights Offering

In 2019 the Company conducted a rights offering of units to its stockholders of record to purchase common stock at a subscription price of $1.00 per share. The rights offering was made pursuant to Chanticleer’s effective registration statement on Form S-1 on file with the U.S. Securities and Exchange Commission (the “SEC”) and accompanying prospectus filed with the SEC on June 12, 2019.

Upon closing of the rights offering in July 2019, a total of 1,894,308 shares of common stock were issued pursuant to record holders’ basic subscription privilege and a total of 4,190,524 shares of common stock were issued pursuant to record holders’ over subscription. The Company accepted subscriptions to purchase 6,084,728 shares in the rights offering upon expiration of the rights offering on June 28, 2019. The Company received $6,009,733 in gross proceeds from the rights offering and $3,075,000 was subscribed by certain record holders’ through the reduction in outstanding debt obligations of the Company. The shares associated with the reduction in outstanding debt obligations were deemed issued at June 30, 2019. The remaining proceeds of approximately $2.7 million, which is net of fees owed to the dealer-managers and other offering costs, were received in early July 2019 after the closing of the rights offering.

Chardan Capital Markets, LLC and The Oak Ridge Financial Services Group Inc. were the co-dealer-managers on the transaction and the Company agreed to pay the dealer-managers a fee equal to 7% of the gross proceeds of the rights offering (excluding proceeds from the reduction of the debt obligations) and to reimburse the dealer-managers for their expenses up to $75,000 for an aggregate commission of approximately $286,000. Additional offering costs were incurred for legal, accounting and transfer agent services.

2020 Bridge Financing

Pursuant to a Securities Purchase Agreement dated February 7, 2020, Chanticleer sold 1,500 shares of a new series of convertible preferred stock of Chanticleer (the “Series 2 Preferred Stock”) to an institutional investor for gross proceeds to the Company of $1,500,000 less transaction costs of $95,000. In addition, pursuant to Chanticleer’s original agreement with the investors, Amergent issued 5-year warrants to purchase an aggregate of 350,000 shares of Amergent’s common stock to the investors at $1.25 per share. Each share of Series 2 Preferred has a stated value of $1,000. Upon issuance, the Company bifurcated and recorded, as a liability, an embedded derivate (more fully described below and in Note 10) in the amount of $529,000. The effective conversion price of the Series 2 Preferred Stock after the bifurcation of the derivative resulted a beneficial conversion feature of $729,000, which was then immediately recorded as a deemed dividend as the preferred stock is immediately convertible. In March 2020, an aggregate of 713 shares of Series 2 Preferred Stock were converted into 1,426,854 shares of common stock. In connection with the Merger, all remaining outstanding shares of the Series 2 Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent.

The Series 2 Preferred Stock is classified in the accompanying condensed consolidated and combined balance sheet at June 30, 2020 as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Designations, rights and preferences of Series 2 Preferred Stock:

Stated value. Each share of Series 2 Preferred Stock had a stated value of $1,000.

True-Up payment. Amergent was required to pay the holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of all conversion shares received by holder in the Company and Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares on the first trading day after the six month anniversary of the issuance of the Series 2 Preferred Stock. As further discussed in Note 12, the Company and the Series 2 Preferred Stockholder extended the payment date to December 10, 2020 (“Amended True-Up Date”) in consideration for certain cash and warrants. Amergent will maintain a segregated cash collateral account until the True-Up Payment is satisfied in full. The True-Up Payment will be paid by the Amergent out of (i) the proceeds from the exercise by Amergent of the warrants to purchase shares of the Company’s common stock to be held by the Spin-Off Entity after the consummation of the transactions contemplated by the Merger Agreement (the “merger”) or (ii) the segregated cash account. Non-payment of the True-Up Payment when it is due will trigger default interest rate of 18% per year.

The Company determined that the True-Up payment constituted a “make-whole” provision as defined by U.S. GAAP that is required to be settled in cash and as such, was bifurcated from the host instrument, the Series 2 Preferred Stock, and accounted for as a derivative liability. The fair value of the derivative was estimated using a Monte Carlo model and a liability of $529,000 was recorded at the Series 2 Preferred Stock issuance date. The fair value was updated as of June 30, 2020 and a liability of $1,439,483 was recorded in the accompanying condensed combined and consolidated balance sheet, with the $910,483 increase in the liability recorded as an expense in the accompanying interim combined and consolidated statement of operations for the three and six months ended June 30, 2020. See Note 10 for further information.

Redemption. If the Merger was not completed within six months of issuance of the Series 2 Preferred Stock, the Company would have been required to redeem all the outstanding Series 2 Preferred Stock for 125% of the aggregate stated value of the Series 2 Preferred Stock then outstanding plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations. Additionally, there are other triggering events, as defined, that can cause the Series 2 Preferred Stock to be redeemable at the option of the holder of which some are outside of the control of the Company.

Conversion at option of holder/ beneficial ownership limitation. The Series 2 Preferred Stock is convertible at the option of holder at the lesser of (i) $1.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five day average volume weighted average price of the common, provided the conversion price has a floor of $0.50 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like). Conversion is subject to a beneficial ownership limitation of 4.99%. This limitation was increased by the holder to 9.99% prior to the Merger.

Forced conversion. The Company had the right to require the holder to convert up to 1,400 shares of Series 2 Preferred Stock upon delivery of notice three days prior to the Merger, subject to the beneficial ownership limitation and applicable Nasdaq rules. Unconverted shares of Series 2 Preferred Stock automatically were exchanged for an equal number of shares of Series 2 Preferred Stock in Amergent on substantially the same terms.

Liquidation preference. Upon any liquidation, dissolution or winding-up of the Company, the holder is entitled to receive out of the assets, whether capital or surplus, an amount equal to 125% of the stated value plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations, for each share of Series 2 Preferred Stock before any distribution or payment to the holders of common stock.

Voting rights. The holder of Series 2 Preferred Stock has the right to vote together with the holders of common stock as a single class on an as-converted basis on all matters presented to the holders of common stock and shall vote as a separate class on all matters presented to the holders of Series 2 Preferred Stock. In addition, without the approval of the holder, the Company is required to obtain the approval of Series 2 Preferred Stock, as is customary, for certain events and transactions not contemplated by the merger.

Triggering Events. Breach of Company’s obligations will trigger a redemption event.

Anti-Dilution. Customary adjustments in the event of dividends or stock splits and anti-dilution protection.

Concurrently with the Preferred Securities Purchase Agreement, the parties entered into a registration rights agreement (the “Preferred Registration Rights Agreement”). Pursuant to the Preferred Registration Rights Agreement, the Company was required to file a registration statement registering the conversion shares no later than 15 days from the closing of this transaction.

On August 17, 2020, Amergent and the holders of Series 2 Preferred entered into a Waiver, Consent and Amendment to Certificate of Designations extending the True-Up Date to December 10, 2020. An Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock that provides for the extension of the True-Up Date to December 10, 2020 and provides that the Amergent may not access any portion of funds held in the segregated account until the obligations under Series 2 Preferred are satisfied in full, was filed on August 17, 2020.

Options and Warrants

The Company’s shareholders approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 400,010 were approved for grant. This Plan did not survive the Merger. Amergent intends to adopt a new equity incentive plan subject to shareholder approval in the near future.

As of and in connection with the Merger and Spin-Off all restricted and unrestricted stock options were cancelled.

In March 2020, the Company lowered the strike price for certain warrants from within several classes of warrants to $0.50 as an inducement to incentivize the warrant holders to exercise their warrants. The Company accounted for the warrant inducement as a deemed dividend based on the difference in the Black-Scholes value of the warrants immediately before and immediately after the inducement. The significant assumptions used in the Company included common stock volatility of between 88% - 95%, risk free rate between 1.7% and 0.84%, a weighted average term between 6.5 and 8 years and the stock price of the Company as of the date of inducement. Based on the Black-Scholes values calculated the Company recorded a deemed dividend to additional paid in capital and retained earnings on the inducement of approximately $325,000 and received proceeds from the warrants exercised of approximately $1.2 million.

In connection with the Merger and Spin-Off on April 1, 2020, 261,050 warrants were redeemed by the Company for $66,900 and 525,554 warrants remained with the Company. Additionally, 3,275,200 warrants were issued of which 2,925,000 warrants were issued with an exercise price ranging between $.125 and $.50 in connection with the issuance of the Company’s 10% convertible note agreement and 350,000 warrants with an exercise price of $1.25 were issued to the Company’s bridge financing investor.

A summary of the warrant activity during the six months ended June 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2019	3,306,238	$6.00	6.8
Granted	3,275,200	0.30	9.2
Exercised	(2,414,022)	0.50	-
Forfeited / Other Adjustments	(892,216)	-	-
Outstanding June 30, 2020	3,275,200	0.30	9.2

Exercisable June 30, 2020	3,275,200	$0.30	9.2

10. Derivative liabilitITIES

The derivative liabilities at June 30, 2020 consist of a make-whole provision of the Series 2 Preferred Stock (See Note 9), warrants issued in connection with the 10% convertible note and the conversion feature of such note (See Note 7(h)).There were no derivative liabilities at December 31, 2019.

As discussed in Note 7(h), warrants were issued in connection with the 10% convertible note. The Company does not have an adequate amount of authorized common shares issuable upon exercise of the warrants and conversion of the 10% convertible note. As such, the warrants are liability classified and the conversion feature has been bifurcated from the host debt instrument and both instruments are accounted for as derivatives.

The table presented below is a summary of changes in the fair market value of the Company’s Level 3 valuations for the six months ended June 30, 2020.

	Make-Whole Provision	Warrants	Debt Conversion Feature	Total
Balance at December 31, 2019	$—	$—	$—	$—
Inception of the instrument	529,000	935,000	11,231,000	12,695,000
Change in fair value during the period	910,483	(529,000)	(6,523,000)	(6,141,517)
Balance at June 30, 2020	$1,439,483	$406,000	$4,708,000	$6,553,483

Assumptions used in calculating the fair value of the warrants at the issuance date and as of June 30, 2020 include the following:

June 30, 2020
Stock price per share	$0.15
Term	9.75 years
Expected volatility	102%
Dividend yield	—%
Risk-free interest rate	0.64%

April 1, 2020 Issuance Date
Stock price per share	$0.34
Term	10.0 years
Expected volatility	102.0%
Dividend yield	—%
Risk-free interest rate	0.62%

The Company also considered the probability, timing and amount of future capital raises.

Assumptions used in calculating the fair value of the convertible notes at the issuance date and as of June 30, 2020 include the following:

June 30, 2020
Face value	$4,037,889
Term	1.75 years
Expected Volatility	127%
Risk-free interest rate	0.16%
Coupon	10.0%
Coupon price	0.10%
Credit Spread	15.0%

April 1, 2020 Issuance Date
Face value	$4,037,889
Term	2.0 years
Expected Volatility	120.0%
Risk-free interest rate	0.23%
Coupon	10.0%
Coupon price	0.10%
Credit Spread	15.0%

The Company also considered the probability, timing and amount of future capital raises.

Assumptions used in calculating the fair value of the make-whole provision at the issuance date and as of June 30, 2020 include the following:

June 30, 2020
Term	0.11 years
Expected Volatility	83%
Dividend yield	—%
Risk-free interest rate	0.16%

Issuance Date
Term	0.50 years
Expected Volatility	83%
Dividend yield	—%
Risk-free interest rate	0.13%

11. COMMITMENTS AND CONTINGENCIES

Legal proceedings

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). It was requested that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The outcome of the case resulted in the proposed liquidation of Rolalor in which the Company did not object as the entity has no assets. The Company does not expect there to be a material impact as a result of the proceedings, as the South African entities were sold and the buyers retained any and all liabilities.

No amounts have been accrued as of June 30, 2020 and December 31, 2019 in the accompanying condensed consolidated and combined balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of June 30, 2020, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

Leases

The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Some of the Company’s leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As part of the lease agreements, the Company is also responsible for payments regarding non-lease components (common area maintenance, operating expenses, etc.) and percentage rent payments based on monthly or annual restaurant sales amounts which are considered variable costs and are not included as part of the lease liabilities.

Related to the adoption of Leases Topic 842, our policy elections were as follows:

Separation of lease and non-lease components

The Company elected this expedient to account for lease and non-lease components as a single component for the entire population of operating lease assets.

Short-term policy

The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

Supplemental balance sheet information related to leases was as follows:

		(Unaudited)
Operating Leases	Classification	June 30, 2020	December 31 , 2019
Right-of-use assets	Operating lease assets	$11,007,038	$11,668,026

Current lease liabilities	Current operating lease liabilities	3,183,302	3,299,309
Non-current lease liabilities	Long-term operating lease liabilities	13,832,826	14,382,354
		$17,016,128	$17,681,663

Lease term and discount rate were as follows:

	(Unaudited)
	June 30, 2020	December 31, 2019
Weighted average remaining lease term (years)	7.69	8.19
Weighted average discount rate	10%	10%

12. SUBSEQUENT EVENTS

On August 17, 2020, the Company and the holder of the Series 2 Preferred Stock agreed to extend the date of the True-Up payment to December 10, 2020. In consideration for the extension the Company agreed to make a cash payment of $66,000 to the holders of the Series 2 Preferred Stock and to issue warrants to purchase 134,000 shares of the Company’s common stock. The warrants have an exercise price of $1.25 per share and expire five years from the issuance date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10Q (“Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly those under “Risk Factors.”

Overview

As of and for the three and six month period ended June 30, 2020, we operated and franchised a system-wide total of 46 fast casual restaurants, of which 35 were company-owned and 11 were owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 5 locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 8 company-owned locations in the United States and 11 franchisee-operated locations in the United States and the Middle East (2 of the franchisee-operated locations were purchased by the Company in 2018 and became company-owned locations).

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 20 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we controlled the management and operations of the stores and the partner supplied the capital to open the store in exchange for a noncontrolling interest.

We also operated 1 Hooters full-service restaurant in the United States and 1 located in the United Kingdom. Hooters restaurants, which are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. The Company started initially as an investor in corporate owned Hooters and, subsequently evolved into a franchisee operator. We hold a minority investment stake in Hooters of America.

Recent Developments

Merger

On April 1, 2020, Chanticleer completed its merger transaction with Sonnet BioTherapeutics, Inc. (“Sonnet”), in accordance with the terms of the Agreement and Plan of Merger, dated as of October 10, 2019, among the Company, Sonnet, Biosub Inc. (“Merger Sub”), and Sonnet Sub, as amended by Amendment No. 1 thereto, dated as of February 7, 2020 (as so amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Sonnet Sub, with Sonnet Sub surviving as a wholly-owned subsidiary of Chanticleer (the “Merger”). On April 1, 2020, in connection with the Merger, Chanticleer changed its name to “Sonnet BioTherapeutics Holdings, Inc.”

Spin-Off

In connection with and prior to the Merger, Chanticleer contributed and transferred to Amergent Hospitality Group, Inc. (“Amergent”), a newly-formed, wholly-owned subsidiary of Chanticleer, all of the assets and liabilities relating to Chanticleer’s restaurant business. On March 16, 2020, the board of directors of Chanticleer declared a dividend with respect to the shares of Chanticleer’s common stock outstanding at the close of business on March 26, 2020 of one share of the Amergent common stock held by Chanticleer for each outstanding share of Chanticleer common stock. The dividend, which together with the contribution and transfer of Chanticleer’s restaurant business described above, is referred to as the “Spin-Off.” Prior to the Spin-Off, Amergent engaged in no business or operations.

PPP Loan

On March 27, 2020 Congress passed “The Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which included the “Paycheck Protection Program” (PPP) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding.

The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

Our results of operations are summarized below:

	Three Months Ended
	June 30, 2020		June 30, 2019
	Amount	% of Revenue *	Amount	% of Revenue*	% Change

Restaurant sales, net	$3,880,841	99.0%	$8,018,685	96.0%	3.0%
Gaming income, net	29,463	0.8%	109,536	1.3%	-0.6%
Franchise income	8,166	0.2%	25,000	0.3%	-0.1%
Management fee income	—	—%	197,719	2.4%	-2.4%
Total revenue	3,918,470		8,350,940

Expenses:
Restaurant cost of sales	1,162,291	29.7%	2,648,289	31.7%	-2.0%
Restaurant operating expenses	3,261,393	83.2%	5,258,333	63.0%	20.2%
Restaurant pre-opening and closing expenses	—	—%	76,713	0.9%	-0.9%
General and administrative expenses	1,460,668	37.3%	1,519,909	18.2%	19.1%
Asset impairment charge	273,927	7.0%	1,277,590	15.3%	-8.3%
Depreciation and amortization	415,778	10.6%	471,956	5.7%	4.9%
Total expenses	6,574,057	167.8%	11,252,790	134.7%	33.1%
Operating loss	$(2,655,587)		$(2,901,850)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

	Six Months Ended
	June 30, 2020		June 30, 2019
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$9,372,298	97.6%	$15,568,531	96.2%	1.4%
Gaming income, net	129,212	1.3%	225,621	1.4%	-0.1%
Franchise income	98,198	1.0%	50,000	0.3%	0.7%
Management fee income	—	—%	344,376	2.1%	-2.1%
Total revenue	9,599,708		16,188,528

Expenses:
Restaurant cost of sales	2,960,061	30.8%	5,070,364	31.3%	-1.0%
Restaurant operating expenses	6,887,237	71.7%	10,412,816	64.3%	6.6%
Restaurant pre-opening and closing expenses	20,730	0.2%	142,888	0.9%	-0.7%
General and administrative expenses	2,635,821	27.5%	2,858,790	17.7%	9.8%
Asset impairment charge	273,927	2.9%	1,369,081	8.5%	-5.6%
Depreciation and amortization	831,609	8.7%	931,313	5.8%	2.9%
Total expenses	13,609,385	141.8%	20,785,252	128.4%	13.4%
Operating loss	$(4,009,677)		$(4,596,724)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue decreased to approximately $3.9 million and $9.6 million for the three and six months ended June 30, 2020, respectively, from approximately $8.4 million and $16.2 million for the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Total	% of Total	Total	% of Total
Restaurant sales, net	$3,880,841	99.0%	$9,372,298	97.6%
Gaming income, net	29,463	0.8%	129,212	1.3%
Franchise Income	8,166	0.2%	98,198	1.0%
Management fee income	—	—	—	—
Total revenue	$3,918,470	100.0%	$9,599,708	100.0%

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Total	% of Total	Total	% of Total
Restaurant sales, net	$8,018,685	96.0%	$15,568,531	96.2%
Gaming income, net	109,536	1.3%	225,621	1.4%
Franchise income	25,000	0.3%	50,000	0.3%
Management fee income	197,719	2.4%	344,376	2.1%
Total revenue	$8,350,940	100.0%	$16,188,528	100.0%

●	Revenue from Restaurant Sales decreased 53.1% to approximately $3.9 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Revenue from Restaurant Sales decreased 40.7% to approximately $9.6 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The primary reason for the decline in revenue is the closing of non-performing stores. Additionally, there was a decline due to COVID-19 pandemic restrictions, where a portion of the restaurants were temporarily closed, and the units that remained open were only able to provide take-out and delivery orders for customers due to government restrictions and mandates.

●

Gaming income decreased 73.1% to $29,463 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Gaming income decreased 42.7% to $129,212 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The primary reason for this decline was due to the affect COVID-19 pandemic had on operations. This gaming location in Portland was totally shut down for 6 weeks in 2020 due to COVID-19.

●

Franchise Income decreased 67.3% to $8,166 for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Franchise Income increased 96.4% to $98,198 for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.  The primary reason for this decline was due to the affect COVID-19 pandemic had on revenue of franchise locations.

Restaurant cost of sales

Restaurant cost of sales decreased to approximately $1.2 million for the three months ended June 30, 2020 from approximately $2.6 million for the three months ended June 30, 2019. Restaurant cost of sales decreased to approximately $3.0 million for the six months ended June 30, 2020 from approximately $5.1 million for the six months ended June 30, 2019. The percent of restaurant sales decreased to 29.9% for the three months ended June 30, 2020 from 33.0% for the three months ended June 30, 2019. The percent of restaurant sales decreased to 31.6% for the six months ended June 30, 2020 from 32.6% for the six months ended June 30, 2019. The overall decrease in cost of sales was due to the 40.7% decline in overall revenue to approximately $9.6 for the six-month period ended June 30, 2020 compared to approximately $16.2 million for the six month period ended June 30, 2019.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Total Company	$1,162,291	29.9%	$2,960,061	31.6%	-1.7%

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Total Company	$2,648,289	33.0%	$5,070,364	32.6%	-0.6%

Restaurant operating expenses

Restaurant operating expenses decreased to approximately $3.3 million for the three months ended June 30, 2020 from approximately $5.3 million for the three months ended June 30, 2019. Restaurant operating expenses decreased to approximately $6.9 million for the six months ended June 30, 2020 from approximately $10.4 million for the six months ended June 30, 2019. The overall decrease of restaurant operating expenses was driven by the overall decline of revenue as described in the revenue section above, and the corresponding adjustment of labor at the store level and tighter controls of store level operating expenses.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $0 for the three months ended June 30, 2020 compared with $76,713 for the three months ended June 30, 2019. Restaurant pre-opening and closing expenses decreased to $20,730 for the six months ended June 30, 2020 compared with $142,888 for the six months ended June 30, 2019. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction, so these expenses fluctuate depending on the numbers of restaurants under construction. There were no restaurants under construction during the three and six period ended June 30, 2020.

General and administrative expense (“G&A”)

G&A expenses decreased to approximately $1.5 million and $2.6 million for the three and six months ended June 30, 2020, respectively, from approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2019. The decreased in G&A was driven by the reduction of Salaries and Benefits resulting from the departure of two senior management personnel, and a reduction in travel and entertainment due to not having to manage unionization efforts that occurred in 2019, and improvements in management of operations. Significant components of G&A are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Audit, legal and other professional services	$451,438	$466,905	$723,482	$898,231
Salary and benefits	828,174	591,157	1,388,195	1,188,227
Travel and entertainment	3,202	70,830	23,000	111,764
Shareholder services and fees	131,130	27,290	167,712	47,402
Advertising, Insurance and other	46,724	363,727	333,432	613,166
Total G&A Expenses	$1,460,668	1,519,909	$2,635,821	2,858,790

Asset impairment charges

There was an asset impairment charge of $273,927 for the three and six months ended June 30, 2020 as compared with $1,277,590 and $1,369,081 for the three and six months ended June 30, 2019, respectively. During the six month ended June 30, 2019 the Company impaired certain assets in connection with the closure of four locations compared with the impairment of assets of one location during the six months ended June 30, 2020.

Depreciation and amortization

Depreciation and amortization expense decreased to $415,778 and $831,609 for the three and six months ended June 30, 2020, respectively, compared to $471,956 and $931,313 for the three and six months ended June 30, 2019, respectively.

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

	Six Months Ended
	June 30, 2020	June 30, 2019

Net Cash used in Operating Activities	$(3,265,722)	$(353,312)
Net Cash used in Investing Activities	(27,740)	(202,782)
Net Cash Provided by Financing Activities	7,028,478	503,911
Effect of foreign currency exchange rates on cash	(34,628)	1,319
	$3,700,388	$(50,864)

Cash used in operating activities was approximately $3.3 million for the six months ended June 30, 2020 compared to cash used in operating activities of approximately $353,000 for the six months ended June 30, 2019. This use of cash was driven by a significant reduction in accounts payable and accrued expenses, the paydown of payroll tax liabilities, and the prepayment of insurance premiums for 2020 as a result of the Merger with Sonnet. For the six months ended June 30, 2019, the Company had deferred payments on payable and accrued expenses due to financial performance, which resulted in a lower use of cash in operations.

Cash used in investing activities for the six months ended June 30, 2020 compared was $27,740 compared to cash used of $202,782 for the six months ended June 30, 2019.

Cash provided by financing activities for the six months ended June 30, 2020 compared was approximately $7.0 million compared to cash provided by financing activities of approximately $500,000 for the six months ended June 30, 2019. The primary drivers of the cash provided by financing activities during 2020 was proceeds from the bridge preferred equity investment, the exercise of warrants, and the Merger Consideration received.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of June 30, 2020, the Company’s cash balance was approximately $4.2 million, of which $1.25 million was restricted, its working capital deficiency was approximately negative $14.4 million, and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;
●	our ability to refinance or otherwise extend maturities of current debt obligations;
●	the level of investment in acquisition of new restaurant businesses and entering new markets;
●	our ability to manage our operating expenses and maintain gross margins as we grow;
●	popularity of and demand for our fast-casual dining concepts; and
●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The Company has been impacted due to restrictions placed on them by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact, however there can be no certainty regarding the length and severity of the outbreak and such its ultimate financial impact on the restaurant operations.

As a result of the Merger on April 1, 2020, Amergent received $6,000,000 in cash and warrants to purchase 186,161 shares of the Company’s common stock of Sonnet as well as paid down and refinanced certain debt obligations. Even considering the additional liquidity on April 1, 2020, and proceeds from the PPP loan on April 27, 2020, there can be no assurances that Amergent will not need to seek additional debt or equity funding or that such funding would be available at commercially reasonable terms, if at all.

As Amergent executes its business plan over the next 12 months, it intends to carefully monitor the impact of its working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, Amergent may then have to scale back or freeze its operations plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage its liquidity and capital resources.

The Company’s current operating losses, combined with its working capital deficit and uncertainties regarding the impact of COVID-19 raise substantial doubt about our ability to continue as a going concern.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

The accompanying condensed consolidated and combined financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2020, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2020 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2019 that has not been fully remediated by the end of the three month period ending June 30, 2020.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in its internal control over financial reporting:

●	We identified related to our financial close process including maintaining a sufficient compliment of personnel commensurate with our accounting and financial reporting requirements as well as development and extension of controls over the recording of journal entries and proper cut-off of accounts payable and accrued expenses at period end.

Management determined that the deficiency could potentially result in a material misstatement of the consolidated and combined financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiency constitutes a material weakness in internal control.

Remediation Plans

Prior to the Merger, we initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including recruitment of a an accounting consultant and seeking outside advice from other third party consultants to assist in improving the Company’s internal controls, simplify its reporting processes and reduced the risk of undetected errors. As of June 15, 2020, the Company hired an accounting consultant that has appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations and has allowed the Company to be better aligned with segregation of duties. With the hiring of this consultant, the Company will be instituting monthly and quarterly meetings to identify significant, infrequent and unusual transactions as well as ensure timely reporting. Additionally, the Company has engaged a third party accounting firm to engage an accounting advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions as well as provide valuation services to the Company. The Chief Financial Officer has initiated a preliminary assessment of management’s internal controls over financial reporting in accordance with the 2013 integrated framework, as prescribed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

Pursuant to the Merger Agreement, related Contribution Agreement and Distribution Agreement, Amergent assumed all liabilities of Chanticleer that were not paid-off at the effective time of the Merger.

Pursuant to the Indemnification Agreement, Amergent agreed to fully indemnify and hold harmless each of Chanticleer and Sonnet, and each of their respective, directors, officers, stockholders and managers who assumes such role upon or following the closing of the Merger against all actual or threatened claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, administrative, investigative or otherwise, related to the Spin-Off Business prior to or in connection with its disposition to Amergent. In addition, Amergent acquired the Tail Policy to cover its indemnification obligations to the indemnitees under the Indemnification Agreement. The Tail Policy of up to $3.0 million was prepaid in full by Amergent, at no cost to the indemnitees, and will be effective for six years following the consummation of the disposition.

As part of the Merger, all of the assets and liabilities of Chanticleer and its subsidiaries were contributed to Amergent.

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of June 30, 2020, approximately $3.0 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

In connection with the Merger, former executive officer of Chanticleer, Richard Adams, filed a claim for damages against American Roadside Burgers, Inc., Chanticleer’s wholly owned subsidiary for unpaid severance. Mr. Adams received timely notification of non-renewal of his employment agreement, which expired December 31, 2019, but argues he is entitled to severance benefits triggered by the Merger. Amergent has been advised by legal counsel that Mr. Adam’s claim is frivolous and that he has a low probability of success. Mr. Adams complaint alleges damages in an amount over $25,000.

Amergent is not aware of any other claims arising from the Merger or other assumed claims that it deems as claims outside the ordinary course of business or otherwise, at this time, material.

From time to time, Amergent may be involved in legal proceedings and claims that arise in the ordinary course of business, and may generally be covered by insurance or otherwise determined to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 1A: RISK FACTORS

Investing in our common stock involves risks. Prospective investors in our common stock should carefully consider, among other things, the following risk factors in connection with the other information and financial statements contained in this Report. We have identified the following factors that could cause actual results to differ materially from those projected in any forward-looking statements we may make from time to time.

We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statement. If any of these risks, or combination of risks, actually occurs, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Risks Related to Our Company and Industry

We have not been profitable to date and operating losses could continue.

We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. Future profitability is difficult to predict with certainty. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections or we are unable to reduce operating expenses, our business, financial condition and operating results will be materially adversely affected.

Our financial statements have been prepared assuming a going concern.

Our financial statements as of and for the year ended December 31, 2019 and as of and for the three and six months ended June 30, 2020 were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report related to our annual financial statements that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to refinance or extend our debt or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

Any prior acquisitions, as well as future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether successfully completed or not, involves risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

●	risks associated with entering into markets or conducting operations where we have no or limited prior experience;

●	problems retaining key personnel;

●	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

●	potential unknown liabilities;

●	difficulties of integration and failure to realize anticipated synergies; and

●	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

Future acquisitions of restaurants or other businesses, which may be accomplished through a cash purchase transaction, the issuance of our equity securities or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

There are risks inherent in expansion of operations, including our ability to generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way.

We cannot project with certainty the number of new restaurants we and our franchisees will open. Our failure to effectively develop locations in new territories would adversely affect our ability to execute our business plan by, among other things, reducing our revenues and profits and preventing us from realizing our strategy. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those currently operated by us.

The number of openings and the performance of new locations will depend on various factors, including:

●	the availability of suitable sites for new locations;

●	our ability to negotiate acceptable lease or purchase terms for new locations, obtain adequate financing, on favorable terms, required to construct, build-out and operate new locations and meet construction schedules, and hire and train and retain qualified restaurant managers and personnel;

●	managing construction and development costs of new restaurants at affordable levels;

●	the establishment of brand awareness in new markets; and

●	the ability of our Company to manage expansion.

Additionally, competition for suitable restaurant sites in target markets is intense. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability.

New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets.

We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. Inability to fully implement or failure to successfully execute our plans to enter new markets could have a material adverse effect on our business, financial condition and results of operations.

Not all of these factors are within our control or the control of our partners, and there can be no assurance that we will be able to accelerate our growth or that we will be able to manage the anticipated expansion of our operations effectively.

We have debt financing arrangements that could have a material adverse effect on our financial health and our ability to obtain financing in the future and may impair our ability to react quickly to changes in our business.

Our exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

●	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;

●	require us to dedicate significant future cash flows to the repayment of debt, reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt agreements.

We may also incur additional indebtedness in the future, which could materially increase the impact of these risks on our financial condition and results of operations. Failure to successfully recapitalize the business could have a material adverse effect on our business, financial condition and results of operations.

Various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities prior to the current year when previous management was in place, and a failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

As of June 30, 2020, approximately $2.7 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition and results of operations. Of the approximately $2.7 million of liability accrued at June 30, 2020, $81,000 has subsequently been settled. Interest and penalties on the remaining liability are accruing at approximately $26,000 per month.

Litigation and unfavorable publicity could negatively affect our results of operations as well as our future business.

We are subject to potential for litigation and other customer complaints concerning our food safety, service and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether we believe them to be true or not. Substantial, complex or extended litigation could have an adverse effect on our results of operations if we incur substantial defense costs and our management is distracted. Employees may also, from time to time, bring lawsuits against us regarding injury, discrimination, wage and hour, and other employment issues. Additionally, potential disputes could subject us to litigation alleging non-compliance with franchise, development, support service, or other agreements. Additionally, we are subject to the risk of litigation by our stockholders as a result of factors including, but not limited to, performance of our stock price.

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but we cannot provide assurance that this insurance will be adequate in the event we are found liable in a dram shop case.

In recent years there has been an increase in the use of social media platforms and similar devices that allow individuals’ access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate in its impact. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud or outdated information. The inappropriate use of social media platforms by our guests, employees or other individuals could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation, and create an adverse change in the business climate that impairs goodwill. If we are unable to quickly and effectively respond, we may suffer declines in guest traffic, which could materially affect our financial condition and results of operations.

Food safety and foodborne illness concerns could have an adverse effect on our business.

We cannot guarantee that our internal control and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. In addition, there is no guarantee that our franchise restaurants will maintain the high levels of internal control and training we require at our company-operated restaurants.

Furthermore, we and our franchisees rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant revenue nationwide if highly publicized on national media outlets or through social media.

This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. Several other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.

We operate in the highly competitive restaurant industry. If we are not able to compete effectively, it will have a material adverse effect on our business, financial condition and results of operations.

We face significant competition from restaurants in the fast-casual dining and traditional fast food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these restaurant concepts as well as new competitors that strive to compete with our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations. Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambience, among other things.

Any inability to successfully compete with the restaurants in our markets and other restaurant segments will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options or meal packages or have loyalty programs. Our sales could decline due to changes in popular tastes, “fad” food regimens, such as low carbohydrate diets, and media attention on new restaurants. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

We do not have full operational control over the franchisee-operated restaurants.

We are and will be dependent on our franchisees to maintain quality, service and cleanliness standards, and their failure to do so could materially affect our brands and harm our future growth. Our franchisees have flexibility in their operations, including the ability to set prices for our products in their restaurants, hire employees and select certain service providers. In addition, it is possible that some franchisees may not operate their restaurants in accordance with our quality, service and cleanliness, health or product standards. Although we intend to take corrective measures if franchisees fail to maintain high quality service and cleanliness standards, we may not be able to identify and rectify problems with sufficient speed and, as a result, our image and operating results may be negatively affected.

Our business could be adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences.

Our success depends, in part, upon the popularity of our food products. Shifts in consumer preferences away from our restaurants or cuisine could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. A continuing decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, and business and financial condition.

Increases in costs, including food, labor and energy prices, will adversely affect our results of operations.

Our profitability is dependent on our ability to anticipate and react to changes in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food costs. Specifically, our dependence on frequent, timely deliveries of fresh meat and produce subject us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety.

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in employment laws and minimum wage standards may adversely affect our business.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase, and our growth could be negatively impacted.

In addition, our success depends in part upon our ability to attract, motivate and retain enough well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Various federal and state employment laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

●	Minimum wages;
●	Mandatory health benefits;
●	Vacation accruals;
●	Paid leaves of absence, including paid sick leave; and
●	Tax reporting.

We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks arising under federal and state labor laws.

We are subject to risks under federal and state labor laws, including disputes concerning whether and when a union can be organized, and once unionized, collective bargaining rights, various issues arising from union contracts, and matters relating to a labor strike. Labor laws are complex and differ vastly from state to state.

We are subject to the risks associated with leasing space subject to long-term non-cancelable leases.

We lease all the real property and we expect the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases.

If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.

As of June 30, 2020, there were four restaurants that the Company had abandoned and maintained its operating lease liabilities as the Company had not negotiated the termination of the underlying leases with its landlord. Such liabilities amount to approximately $2.7 million at June 30, 2020 and are reflected as operating lease liabilities on the interim consolidated and combined balance sheet included in this report.

We are not contractually obligated to guarantee leasing arrangements between franchisees and their landlords.

Our business and the growth of our Company are dependent on the skills and expertise of management and key personnel.

During the upcoming stages of our Company’s anticipated growth, we are entirely dependent upon the management skills and expertise of our management and key personnel. We do not have employment agreements with many of our executive officers. The loss of services of our executive officers could dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;
●	they have specialized skills that are important to our operations; or
●	they would be particularly difficult to replace.

If the services of any key management personnel ceased to be available to us, our growth prospects or future operating results may be adversely impacted.

Our food service business, gaming revenues and the restaurant industry are subject to extensive government regulation.

We are subject to extensive and varied country, federal, state and local government regulation, including regulations relating to public health, gambling, safety and zoning codes. We operate each of our locations in accordance with standards and procedures designed to comply with applicable codes and regulations. However, if we could not obtain or retain food or other licenses, it would adversely affect our operations. Although we have not experienced, and do not anticipate experiencing any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular location or group of restaurants.

We may be subject to significant foreign currency exchange controls in certain countries in which we operate.

Certain foreign economies have experienced shortages in foreign currency reserves and their respective governments have adopted restrictions on the ability to transfer funds out of the country and convert local currencies into U.S. dollars. This may increase our costs and limit our ability to convert local currency into U.S. dollars and transfer funds out of certain countries. Any shortages or restrictions may impede our ability to convert these currencies into U.S. dollars and to transfer funds, including for the payment of dividends or interest or principal on our outstanding debt. If any of our subsidiaries are unable to transfer funds to us due to currency restrictions, we are responsible for any resulting shortfall.

Our foreign operations subject us to risks that could negatively affect our business.

One of our Hooters restaurants and some of our franchisee-owned restaurants operate in foreign countries and territories outside of the U.S. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may adversely affect reported earnings. More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the British Pound, could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

We may not attain our target development goals and aggressive development could cannibalize existing sales.

Our growth strategy depends in large part on our ability to open new stores (either directly or through franchisees or joint venture partners). The successful development of new units will depend in large part on our ability and the ability of our franchisees to open new restaurants and to operate these restaurants on a profitable basis. We cannot guarantee that we, or our franchisees or joint venture partners, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results like those of our existing restaurants. Other risks that could impact our ability to increase our ability to open new stores include prevailing economic conditions and our, or our franchisees’ and joint venture partners’, ability to obtain suitable restaurant locations, obtain required permits and approvals in a timely manner and hire and train qualified personnel.

Our franchisees and joint venture partners also frequently depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If it becomes more difficult or expensive for them to obtain financing to develop new restaurants, our planned growth could slow, and our future revenue and cash flows could be adversely impacted.

In addition, the new restaurants could impact the sales of our existing restaurants nearby. It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants. However, as with most growing retail and restaurant operations, there can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets over time.

Pandemics or disease outbreaks, such as the recent outbreak of the novel coronavirus (COVID-19 virus), have disrupted, and may continue to disrupt, our business, and have materially affected our operations and results of operations.

Pandemics or disease outbreaks such as the novel coronavirus (COVID-19 virus) have and may continue to have a negative impact on customer traffic at our restaurants, may make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies and/or increase to commodity costs and have caused closures of affected restaurants, sometimes for prolonged periods of time. We have temporarily shifted to a “to-go” only operating model, suspending sit-down dining. We have also implemented closures, modified hours or reductions in onsite staff, resulting in cancelled shifts for some of our employees. COVID-19 may also materially adversely affect our ability to implement our growth plans, including delays in construction of new restaurants, or adversely impact our overall ability to successfully execute our plans to enter into new markets. These changes have negatively impacted our results of operations, and these and any additional changes may materially adversely affect our business or results of operations in the future, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be further disrupted if any of our employees or employees of our business partners were suspected of having contracted COVID19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our impacted restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on our restaurant guest traffic or the ability to adequately staff restaurants, in addition to the measures we have already taken with respect to shifting to a “to-go” only operating model. We could also be adversely affected if government authorities continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition. Our revenue and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability or other changes. The significance of the operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be. Currently, many states and municipalities in the U.S. and abroad have temporarily suspended the operation of restaurants in light of COVID-19. The ability of local and international authorities in containing COVID-19 and limiting the spread of infections will impact our business operations. While some state and local governments in the U.S. have started to remove or ease restrictions on certain businesses, including restaurants, there is no guarantee when other jurisdictions will change their current policies, and jurisdictions that have reduced restrictions may reintroduce restrictions in the future if circumstances change.

Changing conditions in the global economy and financial markets may materially adversely affect our business, results of operations and ability to raise capital.

Our business and results of operations may be materially affected by conditions in the financial markets and the economy generally. The demand for our products could be adversely affected in an economic downturn and our revenues may decline under such circumstances. In addition, we may find it difficult, or we may not be able, to access the credit or equity markets, or we may experience higher funding costs in the event of adverse market conditions. Future instability in these markets could limit our ability to access the capital we require to fund and grow our business.

We have identified a material weakness in our internal control and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2020 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified related to our financial close process including maintaining a sufficient compliment of personnel commensurate with our accounting and financial reporting requirements as well as development and extension of controls over the recording of journal entries and proper cut-off of accounts payable and accrued expenses at period end.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the audit committee. As part of its remediation efforts, the Company hired a person with technical accounting experience in June 2020. Further, the Company is in the process of designing and implementing procedures for control over the segregation of duties for the preparation of, approval and recording of journal entries and procedure to obtain the proper cut-off of accounts payable and accrued expenses in a period. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

Changes to accounting rules or regulations may adversely affect the reporting of our results of operations.

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, new accounting rules will require lessees to capitalize operating leases in their financial statements in future periods which will require us to record significant right of use assets and lease obligations on our balance sheet. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations. In addition, many existing accounting standards require management to make subjective assumptions, such as those required for stock compensation, tax matters, franchise accounting, acquisitions, litigation, and asset impairment calculations. Changes in accounting standards or changes in underlying assumptions, estimates and judgments by our management could significantly change our reported or expected financial performance.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, tradenames and other proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and could divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, we license certain of our proprietary intellectual property, including our name and logos, to third parties. For example, we grant our franchisees and licensees a right to use certain of our trademarks in connection with their operation of the applicable restaurant. If a franchisee or other licensee fails to maintain the quality of the restaurant operations associated with the licensed trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Negative publicity relating to the franchisee or licensee could also be incorrectly associated with us, which could harm our business. Failure to maintain, control and protect our trademarks and other proprietary intellectual property would likely have a material adverse effect on our business, financial condition and results of operations and on our ability to enter into new franchise agreements.

We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.

Most of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have a material adverse effect on our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on our business and results of operations.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

Adverse weather conditions could affect our sales.

Adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could affect our sales at restaurants in locations that experience these weather conditions, which could materially adversely affect our business, financial condition or results of operations.

The uncertainty surrounding the effect of Brexit may impact our UK operations.

The uncertainty surrounding the effect of Brexit, including the uncertainty in relation to the legal and regulatory framework for the UK and its relationship with the remaining members of the EU (including, in relation to trade) after Brexit was effected in January 2020, has caused increased economic volatility and market uncertainty globally. It is too early to ascertain the long-term effects.

Negative publicity could reduce sales at some or all our restaurants.

We may, from time to time, be faced with negative publicity relating to food quality and integrity, the safety, sanitation and welfare of our restaurant facilities, customer complaints, labor issues, or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, employee relationships and welfare or other matters at one or more of our restaurants. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held to be responsible. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis and negative publicity from our franchised restaurants may also significantly impact company-operated restaurants. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

The interests of our franchisees may conflict with ours or yours in the future and we could face liability from our franchisees or related to our relationship with our franchisees.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchisee/franchisor relationship or have interests adverse to ours. This may lead to disputes with our franchisees and we expect such disputes to occur from time to time in the future as we continue to offer franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows even if we have a successful outcome in the dispute.

In addition, various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. A franchisee and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to franchisees and/or the imposition of fines or other penalties against us.

The Spin-Off does not qualify as a tax-free transaction, and therefore you and our Parent could be subject to material amounts of taxes.

The distribution of our shares by our Parent pursuant to this Form 10 does not qualify as a tax-free spin-off to our Parent’s shareholders under Section 355 of the Code. As a consequence, you could be subject to material amounts of taxes. Each U.S. holder of our Parent’s common stock who received our common stock in the Spin-Off will generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of our common stock received. That distribution will be taxable to each such shareholder as a dividend to the extent of such shareholder’s share of our Parent’s current and accumulated earnings and profits. For each such shareholder, any amount that exceeded its share of our Parent’s earnings and profits will be treated first as a non-taxable return of capital to the extent of such shareholder’s tax basis in his or her or its Parent common stock with any remaining amount being taxed as a capital gain. Our Parent will be subject to tax as if it had sold common stock in a taxable sale for their fair market value and would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares.

The Spin-Off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.

Disputes with third parties could arise out of the distribution, and we could experience unfavorable reactions to the distribution from employees, investors, or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial position, and results of operations. In addition, following the Spin-Off, disputes between us and Sonnet could arise in connection with any of the Indemnification Agreement or other agreements between the parties.

Our potential indemnification obligations pursuant to the Indemnification Agreement could materially adversely affect us.

Under the Indemnification Agreement we have an obligation to indemnify Sonnet for liabilities associated with our business and the assets and liabilities distributed to us or our subsidiaries in connection with the Spin-Off. We have obtained a Tail Policy with policy limits in the amount of $3,000,000 to cover such liabilities; however, if we have to indemnify our Parent for unanticipated liabilities in excess of this amount, the cost of such indemnification obligations may have a material and adverse effect on our financial performance.

A court could deem the Spin-Off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

If the transaction is challenged by a third party, a court could deem the distribution by our Parent of our common stock or certain internal restructuring transactions undertaken by us in connection with the Spin-off to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our stockholders to return to us some or all of the shares of our common stock issued in the Spin-off or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors.

Our suppliers, vendors or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our suppliers, vendors or other companies with whom we conduct business may need assurances that the Company’s financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. Any failure of parties to be satisfied with our financial stability could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our 10% Secured Convertible Debenture in favor of Oz Rey LLC (“Oz Rey”) contains financial and other covenants that, if breached, could trigger default.

Pursuant to our 10% Secured Convertible Debenture dated April 1, 2020 in favor of Oz Rey, we are required to:

●	maintain a positive EBITDA

●	timely file all reports required by Section 12(g) or Section 15(d) of the Exchange Act

●	maintain positive net earnings;

●	maintain a minimum market capitalization (based upon the number of shares of common stock outstanding and a 30-day VWAP) of at least $5,500,000

●	use commercially reasonable efforts to list the common stock on a Nasdaq Stock Market exchange;

Any breach that is not waived by Oz Rey could trigger default.

Oz Rey beneficially owns approximately 39% of our common stock and has right to appoint two directors to our board. Although Oz Rey does not currently hold any of our outstanding common stock, Oz Rey may greatly influence the outcome of all matters on which stockholders vote.

Because Oz Rey beneficially owns approximately 39% of our common stock (based on shares underlying 10% secured convertible debenture and currently exercisable warrants), it may greatly influence the outcome of all matters on which stockholders vote. Oz Rey LLC may also, upon reasonably notice to the Company, require the Company to include in its proxy materials, for any annual meeting of shareholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis, which would increase Oz Rey’s beneficial ownership of our common stock to approximately 75%. Oz Rey also has the right to appoint two directors to our board, which right Oz Rey has not yet exercised. As a result, Oz Rey is able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

Oz Rey’s interests may not always coincide with the interests of other holders of our common stock.

Oz Rey is a secured creditor of Amergent, holding a first priority secured note with a principal balance of $4,037,889, guaranteed by all of our subsidiaries. Oz Rey’s security interest is subordinate only to certain interests of holders of our Series 2 Preferred stock and guaranteed by all Amergent’s subsidiaries. As such, Oz Rey’s interests may not always coincide with the interests of other holders of - common stock.

Transactions involving our common stock engaged by significant stockholders may have an adverse effect on the price of our stock.

The holders of our Series 2 Preferred contractually have a beneficial ownership limitation, as a group, together with their affiliates, of 9.99%. However, they hold registration rights for the shares underlying the Series 2 Preferred. The beneficial ownership limitation is not designed to inhibit sales of the underlying common stock. Oz Rey also holds registration rights for shares of common stock underlying 10% debentures and warrants. Sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

Risks Related to Our Common Stock

Following the quotation of our shares, we expect there will be limited trading volume, which could result in higher price volatility for, and reduced liquidity of, our common stock.

Although we anticipate having our shares of common stock quoted on OTCQX Market of the OTC Markets Group, we expect the trading volume in our common stock to be limited and an active trading market for our shares of common stock may never develop or be maintained. The absence of an active trading market could increase price volatility and reduces the liquidity of our common stock and as a result, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We cannot assure you that we will ever be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTCQX Market of the OTC Markets Group, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We may need additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.

We may need additional capital in the future, however if that need arises, we cannot be certain additional capital will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock up to the amounts authorized in our certificate of incorporation without stockholder approval, subject to restrictive covenants contained in our existing financing agreements. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock. Any increase of the number of authorized shares of common stock or preferred stock would require board and shareholder approval and subsequent amendment to our certificate of incorporation.

If and when a larger trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	quarterly variations in our revenues and operating expenses;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products, solutions or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	significant sales of our common stock or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

Recent and future sales of securities by us in equity or debt financings could result in substantial dilution to our existing stockholders and have a material adverse effect on our earnings.

Recent and future sales of common stock or derivative securities by us in private placements or public offerings could result in substantial dilution to our existing stockholders. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Were our common stock to be considered penny stock, and therefore subject to the penny stock rules, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted a number of rules to regulate “penny stock” that may restrict transactions involving shares of our common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted “penny stock” within the meaning of the rule. Were our common stock to again be considered “penny stock” and therefore become subject to the penny stock rules, the additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared in accordance with SEC standards relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Stockholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities in the event our common stock were to again be considered a penny stock and therefore become subject to penny stock rules.

We do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. We do not pay dividends on our Series 2 Preferred stock. If dividends are declared on common stock, dividends are payable on our outstanding 10% debenture and all of our outstanding warrants to the same extent that the holders would have participated in the dividend if the holders held the number of shares of common stock acquirable upon complete conversion of the debenture and/ or exercise of the warrants (as applicable) without regard to any limitations on exercise thereof, immediately before the date of which a record is taken for such dividend. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

The rights of the holders of common stock may be impaired by outstanding class of Series 2 Preferred stock and potential issuance of other class(es) of preferred stock in the future.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

We are a Delaware corporation. Delaware law contains provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders, which could cause our stock price to decline. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Non-U.S. investors may have difficulty effecting service of process against us or enforcing judgments against us in courts of non-U.S. jurisdictions.

We are a company incorporated under the laws of the State of Delaware. All of our directors and officers reside in the United States. It may not be possible for non-U.S. investors to effect service of process within their own jurisdictions upon our company and our directors and officers. In addition, it may not be possible for non-U.S. investors to collect from our company, its directors and officers, judgments obtained in courts in such non-U.S. jurisdictions predicated on non-U.S. legislation.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2020, in connection with and prior to the Merger and Spin-Off, pursuant to a securities purchase agreement between Chanticleer, Amergent, Oz Rey LLC, a Texas limited liability company (“Oz Rey”) and certain other purchasers dated April 1, 2020, Chanticleer was released from all of its obligations under its 8% secured debentures. The 8% debentures were cancelled. In exchange, Amergent (i) issued a 10% secured convertible debenture in principal amount of $4,037,889 in Amergent to Oz Rey, (iii) issued 10-year warrants to purchase up to 2,462,600 shares of common stock to Oz Rey and other original 8% debenture holders at an exercise price of $0.125, and (ii) issued a 10-year warrant to purchase 462,600 shares of common stock to Oz Rey at an exercise price of $0.50 ($0.50 Warrants”) and (iii) remitted $2,000,000 of the proceeds of the Merger to Oz Rey (minus $650,000 previously advanced, plus expenses). The 10% secured convertible debenture was originally convertible, at any time at the option of holder, at the lower of $0.10 per share and (b) the volume weighted average price for Amergent’s common stock 10 trading days immediately prior to delivery of the conversion notice. The warrants include a cashless exercise provision. The debenture and warrants include standard anti-dilution provisions as well as full-ratchet anti-dilution protection. The obligation is subject to a first priority security interest in substantially all the assets (excluding the segregated account securing the repayment of the guaranteed return on Series 2 Preferred and Spin-Off Entity Warrant) of Amergent and is guaranteed by all Amergent’s subsidiaries.

Further, contingent upon the termination of Series 2 Preferred holders in the Spin-Off Entity Warrant and Oz Rey’s cash exercise of $0.50 Warrants, Amergent will assign to Oz Rey, from the Spin-Off Entity Warrant, a warrant to purchase up to one share of Sonnet’s common stock for each twenty-six $.50 Warrants exercised, up to a maximum of 17,792 shares of Sonnet’s common stock.

For as long as Oz Rey holds 10% secured convertible debentures, it has the right, but not the obligation, to appoint two directors (“Appointees”) to Amergent’s board. Amergent agreed that its board or governance committee, if it has one, will re-nominate the Appointees as a directors at annual meetings and recommend that stockholders vote “for” such Appointees at annual meetings. All proxies given to management will also vote in favor of such Appointees. This right to designate the Appointees will be subject to Nasdaq Listing Rules in the event Amergent seeks listing on one of the exchanges of the Nasdaq Stock Market.

On August 17, 2020, the Company and Oz Rey entered into Amendment No. 1 to 10% Secured Convertible Debenture (“Debenture Amendment”) to fix the conversion rate into common stock at $0.10 per share. Further, Oz Rey agreed not to convert any portion of the debenture that would cause the number of shares on a fully-diluted basis issued after the conversion to exceed the authorized share level. Oz Rey may however, upon reasonably notice to the Company, require the Company to include in its proxy materials, for any annual meeting of shareholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to require the Company to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. Oz Rey also agreed to waive any event of default under the debenture that occurred or existed prior to August 17, 2020.

In connection with the Merger and Spin-Off, all outstanding shares of Series 2 Convertible Preferred Stock of Chanticleer were automatically exchanged for substantially identical shares of preferred stock in Amergent (“Series 2 Preferred”). The board of directors approved the certificate of designations rights and preferences of Series 2 Preferred, more fully set forth in a “Certificate of Designations” filed with the Secretary of State of Delaware and authorized the designation and immediate issuance of 787 shares of Series 2 Preferred. In addition, pursuant to Chanticleer’s original agreement with the investors, we issued 5-year warrants to purchase an aggregate of 350,000 shares of Amergent’s common stock to the investors at $1.25 per share. Each share of Series 2 Preferred has a stated value if $1,000. In the event that the proceeds received by the investors from the sale of all the shares of common stock issued upon conversion of Series 2 Preferred in both Amergent and its former Parent (“Conversion Shares”) did not equal at least $1,875,000 by August 10, 2020 (“True-Up Date”), Amergent was required to pay the investor an amount in cash equal to the difference between $1,875,000 and the proceeds previously realized by the investor from the sale of the Conversion Share, net of brokerage commissions and any other fees incurred by investor in connection with the sale of Conversion Shares. The balance will be paid by Amergent out of either (i) the proceeds from the exercise by Amergent of existing warrants to purchase shares of the common stock of Sonnet or (ii) from a segregated cash account. We were required to deposit $1,250,000 into a segregated cash account and maintain prescribed amounts in the segregated cash amount until the return is satisfied in full.

The Series 2 Preferred Stock is convertible at the option of holder at the lesser of (i) $1.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five day average volume weighted average price of the common, provided the conversion price has a floor of $0.50 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) Conversion is subject to a beneficial ownership limitation of 4.99%. This limitation may be increased by the holder up to 9.99%, with 61 days’ notice. No dividends shall be declared or paid on the Series 2 Preferred Stock. Upon any liquidation, dissolution or winding-up of Amergent, the holder shall be entitled to receive out of the assets, whether capital or surplus, an amount equal to 125% of the stated value plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations, for each share of Series 2 Preferred before any distribution or payment shall be made to the holders of Amergent common stock. The holder of Series 2 Preferred will vote together with the holders of common stock as a single class on an as-converted basis on all matters presented to the holders of common stock and shall vote as a separate class on all matters presented to the holders of Series 2 Preferred. In addition, without the approval of the holder, Amergent will not, (i) sell all or substantially all of its assets, merge or consolidate with another entity or voluntarily liquidate or dissolve the corporation, (ii) alter or change the rights, preferences or privileges of the Series 2 Preferred, (iii) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series 2 Preferred Stock, (iv) amend its certificate of incorporation, as amended, or other charter documents in any manner that adversely affects any rights of the holder, (v) increase the number of authorized shares of Series 2 Preferred Stock, (vi) redeem any shares of capital stock of the company (other than any redemption of securities from officers or employees of the company pursuant to existing contractual arrangements with such officers or employees or in connection with the termination of their employment) or (vii) enter into any agreement with respect to any of the foregoing. Breach of Amergent’s obligations and other circumstances set forth in the Certificate of Designation will trigger a redemption event. The Certificate of Designations provides for customary adjustments in the event of dividends or stock splits and anti-dilution protection.

If a registration statement is not available 6 months after the issuance date of the warrants, the warrants may be exercised via cashless exercise. The warrant includes customary anti-dilution protection and exercise is subject to a 9.99% beneficial ownership limitation that may be increased upon 60 days’ notice from holder.

Concurrently with the transactions described above, the parties entered into a registration rights agreement for registration of shares of common stock underlying warrants and notes described above as well as shares of common stock underlying the Series 2 Preferred.

On August 17, 2020, Amergent and the holders of Series 2 Preferred entered into a Waiver, Consent and Amendment to Certificate of Designations (“COD Amendment”) extending the True-Up Date to December 10, 2020. In exchange, (i) Amergent issued warrants to purchase 134,000 shares of common stock to the holders of Series 2 Preferred, (ii) issued a cash payment of $66,000 to the holders of Series 2 Preferred agreed to pay expenses of the holders of Series 2 Preferred incurred in connection with the Amendment and (iii) released the holders of Series 2 Preferred from claims related to the Certificate of Designations and the holders’ investments in Amergent or its predecessor. Other than the issuance date, the new warrants are identical to the original warrants issued to the Series 2 Preferred investors. An Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock (“Amended COD”) that provides for the extension of the True-Up Date to December 10, 2020 and provides that the Amergent may not access any portion of funds held in the segregated account until the obligations under Series 2 Preferred are satisfied in full, was filed on August 17, 2020.

The transactions discussed above are exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws or, alternatively, Section 3(a)(9) of the Securities Act and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of existing warrant holders, (ii) each offer was made through direct communication with the offerees by Amergent, (iii) the sophistication of the offerees and financial ability to bear risks (iv) the extensive disclosure provided to the offerees, and (v) no general solicitation and no commission or remuneration was paid for solicitation.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

The disclosures set forth in Item 2 describing the Debenture Amendment, COD Amendment and Amended COD are incorporated herein by this reference.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock dated August 17, 2020, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2020.

AMERGENT HOSPITALITY GROUP, INC.

Date: August 19, 2020	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick Harkleroad
Patrick Harkleroad
Chief Financial Officer
(Principal Financial Officer)

