Form 10-Q
period 2020-09-30
Amergent Hospitality Group, Inc
filed 2020-11-23
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(g) of the Act: Common Stock

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMHG	OTCQB

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of November 23, 2020, was 14,282,736 shares.

Amergent Hospitality Group, Inc. and Subsidiaries

TABLE OF CONTENTS

		Page No.

Part I	Financial Information	4

Item 1:	Financial Statements	4

	Condensed Consolidated and Combined Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	4
	Condensed Consolidated and Combined Statements of Operations (Unaudited) – For the three and nine months ended September 30, 2020 and 2019	5
	Condensed Consolidated and Combined Statements of Comprehensive Loss (Unaudited) - For the three and nine months ended September 30, 2020 and 2019	6
	Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit) (Unaudited) – For the three and nine months ended September 30, 2020 and 2019	7
	Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) – For the nine months ended September 30, 2020 and 2019	9
	Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)	11
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4:	Controls and Procedures	46

Part II	Other Information	47

Item 1:	Legal Proceedings	47
Item 1A:	Risk Factors	47
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3:	Defaults Upon Senior Securities	50
Item 4:	Mine Safety Disclosures	50
Item 5:	Other Information	50
Item 6:	Exhibits	50

Signatures		51

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

PART I

ITEM 1: FINANCIAL STATEMENTS

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019
		(Note 1)
ASSETS
Current assets:
Cash	$1,561,309	$500,681
Restricted cash	1,250,336	336
Accounts and other receivables	100,773	131,887
Inventories	219,062	287,111
Prepaid expenses and other current assets	472,348	249,579
TOTAL CURRENT ASSETS	3,603,828	1,169,594
Property and equipment, net	4,139,625	5,630,490
Operating lease asset	10,117,900	11,668,026
Goodwill	8,541,392	8,567,888
Intangible assets, net	3,135,439	3,656,995
Investments	875,002	381,397
Deposits and other assets	294,567	309,462
Assets of discontinued operations	30,084	149,000
TOTAL ASSETS	$30,737,837	$31,532,852

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,066,683	$8,165,195
Current maturities of long-term debt and notes payable	1,717,447	6,630,961
Current operating lease liabilities	1,563,446	3,299,309
Derivative liabilities	1,195,724	—
TOTAL CURRENT LIABILITIES	12,543,300	18,095,465

Redeemable preferred stock Series 1: no par value; 0 and 62,876 shares issued and outstanding, net of discount of $0 and $139,131 at September 30, 2020 and December 31, 2019, respectively	—	709,695
Long-term operating lease liabilities	15,115,651	14,382,354
Deferred revenue	887,802	959,445
Deferred tax liabilities	102,304	102,304
Long-term debt and notes payable	1,301,629	—
Convertible debt, net of debt discount of $268,418 at September 30, 2020	3,769,472	—
Liabilities of discontinued operations	179,625	435,600
TOTAL LIABILITIES	33,899,783	34,684,863

Commitments and contingencies (see Note 11)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 and no shares; 787 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	459,608	—

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 and 45,000,000 shares; 14,282,736 and 10,404,342 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,434	1,041
Additional paid-in-capital	92,433,338	71,505,989
Accumulated deficit	(95,208,526)	(75,068,385)
Accumulated other comprehensive loss	(83,703)	(46,437)
Total Amergent Hospitality Group, Inc., Stockholders’ Deficit	(2,857,457)	(3,607,792)
Non-controlling interests	(764,097)	455,781
TOTAL STOCKHOLDERS’ DEFICIT	(3,621,554)	(3,152,011)
TOTAL LIABILITIES, REDEEMABLE SHARES AND STOCKHOLDERS’ DEFICIT	$30,737,837	31,532,852

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Restaurant sales, net	$4,509,082	$7,087,199	$13,881,380	$22,655,730
Gaming income, net	107,403	121,453	236,615	347,074
Franchise income	85,666	117,361	183,864	461,737
Management fee income	—	—	—	50,000
Total revenue	4,702,151	7,326,013	14,301,859	23,514,541
Expenses:
Restaurant cost of sales	1,498,922	2,294,045	4,458,983	7,364,409
Restaurant operating expenses	3,462,279	4,662,917	10,349,516	15,075,733
Restaurant pre-opening and closing expenses	—	125,000	20,730	267,888
General and administrative expenses	1,255,918	1,431,467	3,891,739	4,290,257
Asset impairment charge	1,231,352	2,637,969	1,505,279	4,007,050
Depreciation and amortization	277,999	450,098	1,109,608	1,381,411
Total expenses	7,726,470	11,601,496	21,335,855	32,386,748
Operating loss	(3,024,319)	(4,275,483)	(7,033,996)	(8,872,207)
Other (expense) income:
Interest expense	(177,422)	(170,162)	(499,870)	(542,135)
Change in fair value of derivative liabilities	(6,536,241)	—	(394,724)	—
Change in the fair value of investment	(199,152)	—	(1,152,185)	—
Debt extinguishment expense	—	—	(11,808,111)	—
Other income (expense)	(37,390)	103,819	(85,399)	(207,555)
Total other expense	(6,950,205)	(66,343)	(13,940,289)	(749,690)
Loss before income taxes	(9,974,524)	(4,341,826)	(20,974,285)	(9,621,897)
Income tax expense	(28,473)	(4,803)	(32,149)	(61,213)
Loss from continuing operations	(10,002,997)	(4,346,629)	(21,006,434)	(9,683,110)
Discontinued operations
Income from discontinued operations, net of tax	—	55,344	—	67,496
Consolidated net loss	(10,002,997)	(4,291,285)	(21,006,434)	(9,615,614)
Less: Net loss (income) attributable to non-controlling interests	453,296	517,809	413,969	731,014
Less: Net loss attributable to non-controlling interest of discontinued operations	—	(111,265)	—	(90,012)

Net loss attributable to Amergent Hospitality Group Inc.	(9,549,701)	(3,884,741)	(20,592,465)	(8,974,612)
Dividends on redeemable preferred stock	—	(28,219)	(28,219)	(84,019)
Net loss attributable to common shareholders of Amergent Hospitality Group Inc.	$(9,549,701)	$(3,912,960)	$(20,620,684)	$(9,058,631)

Net loss attributable to Amergent Hospitality Group, Inc. per common share, basic and diluted:	$(0.67)	$(0.39)	$(1.53)	$(1.54)
Weighted average shares outstanding, basic and diluted	14,282,736	9,939,521	13,516,339	5,892,639

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss attributable to Amergent Hospitality Group	$(9,549,701)	$(3,884,741)	$(20,592,465)	$(8,974,612)
Foreign currency translation gain/(loss)	50,344	(159,759)	(37,266)	(189,754)
Total other comprehensive income (loss)	50,344	(159,759)	(37,266)	(189,754)
Comprehensive loss	$(9,499,357)	$(4,044,500)	$(20,629,731)	$(9,164,366)

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2020

(Unaudited)

	(Temporary equity) Preferred Shares 2		Common Stock		Additional Paid-in	Common Stock	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Loss	Deficit	Interest	Total
Balance, December 31, 2019	—	$—	10,404,342	$1,041	$71,505,989	$—	$—	$(46,437)	$(75,068,385)	$455,781	$(3,152,011)
Preferred unit dividend	—	—	37,518	4	19,519	—	—	—	(28,219)	—	(8,696)
Exercise of warrants	—	—	2,414,022	246	1,528,867	—	—	—	(325,366)	—	1,203,747
Preferred shares - Series 2:
Issuance of shares, net of transaction costs of $95,000	1,500	1,405,000	—	—	—	—	—	—	—	—	—
Bifurcation of derivative liability	—	(529,000)	—	—	—	—	—	—	—	—	—
Beneficial conversion feature	—	(729,000)	—	—	729,000	—	—	—	—	—	729,000
Preferred stock deemed dividend	—	729,000	—	—	(729,000)	—	—	—	—	—	(729,000)
Conversion of Series 2 preferred to common	(713)	(416,392)	1,426,854	143	416,249	—	—	—	—	—	416,392
Foreign currency translation	—	—	—	—	—	—	—	(81,069)	—	—	(81,069)
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,921,569)	129,043	(1,792,526)
Balance, March 31, 2020	787	459,608	14,282,736	1,434	73,470,624	—	—	(127,506)	(77,343,539)	584,824	(3,414,163)

Reclassification of non-controlling interest	—	—	—	—	—	—	—	—	805,909	(805,909)	—
Cash merger consideration, net of transaction costs of $588,255	—	—	—	—	5,411,745	—	—	—	—	—	5,411,745
Contribution of warrant portion of merger consideration	—	—	—	—	1,628,909	—	—	—	—	—	1,628,909
Foreign currency translation	—	—	—	—	—	—	—	(6,541)	—	—	(6,541)
Net loss	—	—	—	—	—	—	—	—	(9,121,195)	(89,716)	(9,210,911)
Balance, June 30, 2020	787	459,608	14,282,736	1,434	80,511,278	—	—	(134,047)	(85,658,825)	(310,801)	(5,590,961)

Warrants issued for extension of the make-whole provision	—	—	—	—	28,060	—	—	—	—	—	28,060
Reclassification of warrants and conversion feature	—	—	—	—	11,894,000	—	—	—	—	—	11,894,000
Foreign currency translation	—	—	—	—	—	—	—	50,344	—	—	50,344
Net loss	—	—	—	—	—	—	—	—	(9,549,701)	(453,296)	(10,002,997)
Balance, September 30, 2020	787	$459,608	14,282,736	$1,434	$92,433,338	$—	$—	$(83,703)	$(95,208,526)	$(764,097)	$(3,621,554)

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2019

(Unaudited)

	(Temporary equity) Preferred Shares 2		Common Stock		Additional Paid-in	Common Stock	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Loss	Deficit	Interest	Total
Balance, December 31, 2018	—	$—	3,715,444	$373	$64,756,903	$—	$—	$(202,115)	$(57,124,673)	$827,037	$8,257,525
Common stock and warrants issued for:
Preferred unit dividend	—	—	16,342	1	19,521	—	—	—	(27,795)	—	(8,273)
Share-based compensation	—	—	—		100,707	—	—	—	—	—	100,707
Foreign currency translation	—	—	—		—	—	—	37,832	—	—	37,832
Non-controlling interest contributions	—	—	—		—	—	—	—	—	575,000	575,000
Non-controlling interest distributions	—	—	—		—	—	—	—	—	(10,804)	(10,804)
Reclassification of minority Interest	—	—	—		249,104	—	—	—	—	(249,104)	—
Net loss	—	—	—		—	—	—	—	(1,873,072)	(115,591)	(1,988,663)
Balance, March 31, 2019	—	—	3,731,786	374	65,126,235	—	—	(164,283)	(59,025,540)	1,026,538	6,963,324

Common stock and warrants issued for:
Director fees	—	—	104,828	10	252,949	—	—	—	—	—	252,959
Consulting services	—	—	36,765	4	117,087	—	—	—	—	—	117,091
Preferred unit dividend	—	—	11,844	1	19,097	—	—	—	(28,005)	—	(8,907)
Accrued interest on note payable	—	—	8,800	1	13,839	—	—	—	—	—	13,840
Share-based compensation	—	—	45,000	5	8,704	—	—	—	—	—	8,709
Stock issued to settle convertible debt and note payable	—	—	3,075,000	308	3,074,692	—	—	—	—	—	3,075,000
Subscriptions pursuant to rights offering, net	—	—	—	—	2,614,623	300	(2,694,530)	—	—	—	(79,607)
Foreign currency translation	—	—	—	—	—	—	—	(67,827)	—	—	(67,827)
Shareholder payment for short swing	—	—	—	—	1,676	—	—	—	—	—	1,676
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(16,779)	(16,779)
Reclassification of minority interest	—	—	—	—	(18,699)	—	—	—	—	18,699	—
Net loss	—	—	—	—	—	—	—	—	(3,216,799)	(118,867)	(3,335,666)
Balance, June 30, 2019	—	—	7,014,023	703	71,210,203	300	(2,694,530)	(232,110)	(62,270,344)	909,591	6,923,813

Common stock and warrants issued for:
Preferred unit dividend	—	—	19,387	2	19,006	—	—	—	(28,219)	—	(9,211)
Subscriptions pursuant to rights offering, net	—	—	3,009,733	300	(308)	(300)	2,694,530	—	—	—	2,694,222
Share-based compensation	—	—	—	—	8,709	—	—	—	—	—	8,709
Foreign currency translation	—	—	—	—	—	—	—	(159,759)	—	—	(159,759)
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(33,605)	(33,605)
Reclassification of minority interest	—	—	—	—	(15,598)	—	—	—	—	15,598	—
Net loss	—	—	—	—	—	—	—	—	(3,884,741)	(406,544)	(4,291,285)
Balance, September 30, 2019	—	$—	10,043,143	$1,005	$71,222,012	$—	$—	$(391,869)	$(66,183,304)	$485,040	$5,132,884

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss from continuing operations	$(21,006,434)	$(9,683,110)
Net income from discontinued operations	—	67,496
Net loss	(21,006,434)	(9,615,614)

Adjustments to reconcile net loss to net cash flows from continuing operations
Depreciation and amortization	1,109,608	1,432,848
Amortization of operating lease assets	990,305	1,330,137
Asset impairment charges	1,505,279	4,007,050
Warrant issued for extension of True-Up Payment	28,060	—
Write-off of HOA	—	435,000
Common stock and warrants issued for services	—	24,507
Stock-based compensation	—	118,120
Loss (gain) on investments	1,152,185	(11,142)
Gain on tax settlements	—	(265,996)
Amortization of debt discount	89,472	26,087
Loss on extinguishment of redeemable Series 1 Preferred	161,899	—
Loss on debt extinguishment	11,808,111	—
Loss on derivative liabilities revaluation	394,724	—
Change in assets and liabilities
Accounts and other receivables	149,288	121,228
Prepaid and other assets	(232,878)	(177,006)
Inventories	58,791	3,034
Accounts payable and accrued expenses	(26,761)	1,616,020
Change in amounts payable to related parties	—	(287,256)
Deferred income taxes	—	43,150
Operating lease liabilities	(1,002,566)	(1,348,376)
Deferred revenue	(71,644)	(191,018)
Net cash flows from operating activities	(4,892,561)	(2,739,227)
Net cash used in operating activities from discontinued operations	—	(309,822)
Net cash used in operations	(4,892,561)	(3,049,049)

Cash flows from investing activities:
Purchase of property and equipment	(29,821)	(473,496)
Proceeds from tenant improvement allowances	—	335,075
Proceeds from rights offering	—	2,694,530
Proceeds from sale of assets	—	173,977
Net cash flows provided by (used in) investing activities	(29,821)	2,730,086
Net cash used in investing activities from discontinued operations	—	(2,586)
Net cash provided by (used in) investing activities	(29,821)	2,727,500

Cash flows from financing activities:
Proceeds from Series 2 Preferred	1,405,000	—
Proceeds from warrant exercises	885,046	—
Redemption of Series 1 Preferred	(880,289)	—
Loan proceeds	2,989,350	207,146
Loan repayments	(2,563,346)	(547,036)
Merger consideration, net	5,411,745	—
Distributions to non-controlling interests	—	(61,186)
Contributions from non-controlling interests	—	575,000
Net cash flows from financing activities	7,247,506	173,924
Net cash provided by financing activities from discontinued operations	—	178,905
Net cash provided by financing activities	7,724,506	352,829
Effect of exchange rate changes on cash	(14,496)	(13,229)
Effect of exchange rate changes from discontinued operations on cash		10,563
Net increase (decrease) in cash and restricted cash including cash classified within assets held for sale		28,614
Less: net increase in cash and restricted cash classified within assets held for sale		(21,193)
Net increase (decrease) in cash and restricted cash	2,310,628	7,421
Cash and restricted cash, beginning of period	501,017	630,206
Cash and restricted cash, end of period	$2,811,645	$637,627

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$222,173	$515,568
Income taxes	$—	$97,734

Non-cash investing and financing activities
Convertible debt and notes payable settled through subscriptions in the rights offerings	$—	$3,075,000
Preferred stock dividends paid through issuance of common stock	$19,523	$57,624
Conversion of Preferred stock - Series 2 to common stock	$416,392	$—
Accrued interest paid through warrant exercise	$318,700	$—
Bifurcation of derivative liability from Preferred Stock - Series 2	$529,000	$—
Warrant portion of merger consideration	$1,628,909	$—
Equity classification of Oz Rey warrants and conversion feature	$11,894,000	$—

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

GENERAL

The accompanying condensed consolidated and combined financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated and combined financial statements have not been audited. The condensed consolidated and combined balance sheet as of December 31, 2019 has been derived from the audited consolidated and combined financial statements as of December 31, 2019 and for the year then ended included in Amergent’s annual report filed with the SEC on July 2, 2020 in connection with Amergent’s finalized Form 10/A. The results of operations for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020.

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of September 30, 2020, the Company’s cash balance was $2,811,645, of which $1,250,336 was restricted cash, its working capital deficiency was $8,939,472, and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

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

Even considering the additional liquidity obtained on April 1, 2020 in connection with the Merger and through the PPP loan proceeds received on April 27, 2020 and EID loans received on August 4, 2020, there can be no assurances that Amergent will not need to seek additional debt or equity funding or that such funding would be available at commercially reasonable terms, if at all.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

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

Management Fee Income

The Company received revenue from management fees from certain non-affiliated companies in 2019, including from managing its investment in Hooters of America, which are generally earned and recognized over the performance period. No management fee income has been recognized during the three and nine month period ended September 30, 2020.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

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

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of September 30, 2020 and December 31, 2019, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2020
Assets (Note 4)
Warrants to purchase common stock of Sonnet	$—	$476,724	$—	$476,724
Liabilities (Note 10)
Make-whole provision of Convertible Preferred Series 2	$—	$—	$1,195,724	$1,195,724

Inputs used in the Company’s Level 3 calculation of fair value are discussed in Note 10.

There were no assets or liabilities recorded at fair value on a recurring basis at December 31, 2019.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

LONG-LIVED ASSETS

Long-lived assets, such as property and equipment, operating lease assets, and purchased intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

●	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);
●	significant negative industry or economic trends;
●	knowledge of transactions involving the sale of similar property at amounts below the Company’s carrying value; or
●	the Company’s expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “Held for Sale.”

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

During the three and nine month periods ended September 30, 2020 the Company determined that triggering events occurred related to the COVID-19 outbreak requiring management to review the Company’s long-lived assets for impairment. Based on the analysis performed, management determined impairment indicators existed related to the Company’s tradename/trademark intangible asset, property and equipment and operating lease assets. See Notes 5,6 and 11.

GOODWILL

Goodwill, which is not subject to amortization, is evaluated for impairment annually as of the end of the Company’s year-end, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate an impairment may exist. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. Management determined that the Company has one reporting unit.

As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business, management has performed an updated impairment analysis of goodwill as of September 30, 2020.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

The Company performed a quantitative assessment and determined that goodwill was not impaired as of September 30, 2020 due to the excess fair value of the reporting unit over its carrying value based on the best judgement of management for the future of the unit and on information known at the time of the assessment. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a discounted cash flow model approach. The Company reviewed and adjusted the revenues for the remaining portion of 2020, as well as adjusted the ongoing operating cost structure to reflect management’s best estimate of the performance of the Company for the remaining portion of 2020. Then, the Company reviewed the projected performance of the business into 2021 and beyond. Additionally, the Company evaluated the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. As a result of this impairment test the Company determined that the fair value of the reporting unit over book value was in excess of $8.6 million at September 30, 2020.

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

As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business, management has performed an updated impairment analysis of its tradename/trademarks as of September 30, 2020 and determined that the carrying value of the asset was impaired (see Note 6). The determination was based on the best judgment of management for the future of the asset and on information known at the time of the assessment.

Franchise Costs

Intangible assets are recorded for the initial franchise fees for our Hooter’s restaurants. The Company amortizes these amounts over a 20-year period, which is the life of the franchise agreement. The Company also has intangible assets representing the acquisition date fair value of customer contracts acquired in connection with BGR’s franchise business. The Company also amortizes these amounts over its estimated useful life of the related intangible asset and amortizes the related asset over the weighted average life of the underlying franchise agreements.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

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

In connection with the Merger and Spin-Off, Amergent performed an analysis of the existing net operating loss carryforwards of Chanticleer and, based on the rules of the Internal Revenue Code (“IRC”), has preliminarily determined that Amergent expects to have approximately $20,100,000 of net operating loss carryforwards available to the Company as of April 1, 2020 to offset future taxable income of the Company. Approximately $7,200,000 of the net operating loss carryforwards available will be limited by section 382 of the IRC. Management expects to complete its analysis of the net operating loss carryforward but does not expect a significant change in the amount of available net operating loss carryforwards. There were no other income tax implications to Amergent as a result of the Merger and Spin-off.

The Company has provided a valuation allowance for the full amount of the deferred tax assets in the accompanying condensed combined and consolidated financial statements.

As of September 30, 2020 and December 31, 2019, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

COMPREHENSIVE INCOME (LOSS)

Standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. We are required to (a) classify items of other comprehensive income (loss) by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income (loss) separately in the equity section of the balance sheet for all periods presented. Other comprehensive income (loss) represents foreign currency translation adjustments.

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

The practical expedients elected in connection with the adoption of Leases Topic 842 were as follows:

Implications as of January 1, 2019
Practical expedient package	The Company has not reassessed whether any expired or existing contracts are, or contain, leases.
The Company has not reassessed the lease classification for any expired or existing leases.
The Company has not reassessed initial direct costs for any expired or existing leases.
Hindsight practical expedient	The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease asset

Upon adoption of Leases (Topic 842), the Company recorded operating lease right-of-use assets and operating lease liabilities and derecognized deferred rent liabilities (including unamortized tenant improvement allowances) and favorable/unfavorable lease assets and liabilities upon transition. Upon adoption, the Company recorded operating lease liabilities of approximately $22.1 million based on the present value of the remaining rental payments using discount rates as of the effective date. In addition, the Company recorded corresponding operating lease right-of-use assets of approximately $19.8 million, calculated as the initial amount of the Company’s operating lease liabilities adjusted for deferred rent (including unamortized tenant improvement allowances) and unamortized favorable/unfavorable lease assets and lease liabilities. As of September 30, 2020, the Company maintained an operating lease right-of-use assets of approximately $10.1 million, and operating lease liabilities (current and long-term) of approximately $16.7 million.

In June 2016, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of ASU 2016-13 on January 1, 2020 did not result in a material change to our consolidated and combined financial statements.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated and combined financial statements.

3. DISCONTINUED OPERATIONS

The Company sold Just Fresh and its South Africa Hooters locations in 2019. Because of the sale, the Company has reclassified the operations of Just Fresh and the South Africa Hooters locations to discontinued operations as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations are as follows:

	September 30, 2020	December 31, 2019
		(Note 1)
Other receivable	$30,084	$149,000
Total assets	30,084	149,000

Accounts payable and accrued expenses	179,625	435,600
Total liabilities	179,625	435,600

Net assets of discontinued operations	$(149,541)	$(286,600)

The major line items comprising the loss of discontinued operations are as follows:

	Three Months September 30, 2020	Three Months September 30, 2019
Restaurant revenues	$—	$2,327,427
Expenses:
Administration expenses	—	(141,306)
Cost of sales	—	(867,335)
Depreciation and amortization	—	(81,167)
Restaurant operating expenses	—	(1,195,578)
Other income	—	13,303
	—	(2,272,083)
Income of discontinued operations	—	$55,344

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

	Nine Months September 30, 2020	Nine Months September 30, 2019
Restaurant revenues	$—	$7,047,442
Expenses:
Administration expenses	—	(494,533)
Cost of sales	—	(2,589,736)
Depreciation and amortization	—	(246,271)
Restaurant operating expenses	—	(3,770,721)
Other income	—	121,315
	—	(6,979,946)
Income of discontinued operations	$—	$67,496

Cash flows from discontinued operations is as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows used in Operations Activities	$—	$(309,822)
Cash flows used in Investing Activities	—	(2,586)
Cash flows provided by Financing Activities	—	178,905
Effect of exchange rate changes from discontinued operations on cash		10,563
Net cash used in Discontinued Operations	$—	$(122,940)

4. INVESTMENTS

Investments consist of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
		(Note 1)
Warrants to purchase common stock of Sonnet	$476,724	$—
Chanticleer Investors, LLC	398,278	381,397
Total	875,002	381,397

Warrant to purchase common stock of Sonnet

Upon consummation of the Merger discussed in Note 1, the Company received a warrant to purchase 2% of the common stock of Sonnet as part of the Merger Consideration. Amergent cannot exercise the warrant until 180 days after the closing of the Merger.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

The estimated fair value of the warrant to purchase 2% of the common stock of Sonnet (186,161 shares) was $1,628,909 as of April 1, 2020 and $476,724 as of September 30, 2020. The warrant has an exercise price of $0.01 per share and is exercisable beginning on September 28, 2020 through April 1, 2025. The estimated fair value of the warrant was determined based on the $8.76 and $2.57 closing stock price of a common share of Sonnet as of April 1, 2020 and September 30, 2020, respectively, net of the $0.01 exercise price multiplied by the 186,161 shares issuable upon exercise of the warrant. This value is also equal to the value under the Black-Scholes option pricing model with the following inputs:

As of April 1, 2020
Fair value of Sonnet common stock	$8.76
Exercise price	$0.01
Term	5 years
Volatility	103%
Risk-free interest rate	0.37%

As of September 30, 2020
Fair value of Sonnet common stock	$2.57
Exercise price	$0.01
Term	5 years
Volatility	106%
Risk-free interest rate	0.28%

The fair value of the warrant as of April 1, 2020 of $1,628,909 was recorded as an increase in additional paid-in-capital as of the Merger date. The decrease in fair value through September 30, 2020 was recorded as an investment loss in the accompanying condensed combined and consolidated statement of operations with $199,152 and $1,152,185 recognized in the three and nine months ended September 30, 2020, respectively.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
		(Note 1)
Leasehold improvements	$7,136,742	$7,926,789
Restaurant furniture and equipment	3,321,987	3,032,859
Construction in progress	5,450	650
Office and computer equipment	154,635	62,304
Office furniture and fixtures	59,635	169,034
	10,678,449	11,191,636
Accumulated depreciation and amortization	(6,538,824)	(5,561,146)
	$4,139,625	$5,630,490

As discussed in Note 1, the COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The impact has varied by state/geographical area within the United States at various intervals since the pandemic has been declared. Accordingly, the operating results and cash flows at the store level have varied significantly leading to an analysis of impairment at the store level in the three months ended September 30, 2020. Several stores were permanently closed during the period while others are operating at reduced capacity. Based on the assessment of recoverability, an impairment charge of $555,702 and $685,333 for property and equipment was recorded for the three and nine month periods ended September 30, 2020, respectively.

6. INTANGIBLE ASSETS, NET

GOODWILL

A roll-forward of goodwill is as follows:

	Nine months ended September 30, 2020	Year ended December 31, 2019
		(Note 1)
Beginning balance	$8,567,888	$10,564,353
Impairment	—	(2,025,720)
Foreign currency translation gain (loss)	(26,496)	29,255
Ending balance	$8,541,392	$8,567,888

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at September 30, 2020 and December 31, 2019:

		September 30, 2020	December 31, 2019
			(Note 1)
Trademark, Tradenames:
American Roadside Burger	10 years	1,786,930	$1,786,930
BGR: The Burger Joint	Indefinite	739,245	985,996
Little Big Burger	Indefinite	1,550,000	1,550,000
		4,076,175	4,322,926
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	462,733	827,757

Franchise License Fees:
Hooters Pacific NW	20 years	74,507	74,507
Hooters UK	5 years	12,495	12,917
		87,002	87,424
Total intangibles at cost		4,625,910	5,238,107
Accumulated amortization		(1,490,471)	(1,581,112)
Intangible assets, net		$3,135,439	$3,656,995

Based on an analysis of the recoverability of the carrying value as of September 30, 2020, an impairment charge of $246,751 was recorded during the three and nine month periods ended September 30, 2020 relating to trademarks/tradenames for BRG: The Burger Joint. No other intangible assets were impaired as of September 30, 2020.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
		(Note 1)
Notes Payable (a)	$—	$6,000,000
Notes Payable TowneBank (b)	—	142,746
Receivables financing facilities (c)	66,550	23,958
Notes Payable (d)	25,850	25,580
Notes Payable (e)	62,806	90,408
Contractor note (f)	348,269	348,269
PPP loan (g)	2,215,702	—
EIDL Loans (h)	299,900	—
Convertible debt (i)	4,037,889	—
Total Debt	7,056,966	6,630,961
Less: discount on convertible debt (i)	(268,418)	—
Total Debt, net of discount	$6,788,548	$6,630,961

Current portion of long-term debt	$1,717,447	$6,630,961
Long-term debt, less current portion	$5,071,101	$—

(a) On May 4, 2017, pursuant to a Securities Purchase Agreement, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 1,199,978 shares of common stock to accredited investors. The debentures bore an interest at a rate of 8% per year and were payable in cash quarterly in arrears.

The Company lowered the strike price for several classes of warrants to $0.50 to allow for warrant holders to exercise their warrants in order to induce the exercise thereof and raise capital for the Company. See Note 9 for further discussion of warrant modification.

In connection with and prior to the Merger and Spin-Off, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey LLC, a Texas limited liability company (“Oz Rey”), the Company and certain other original holders of the 8% non-convertible secured debentures, the Company was released from all of its obligations under the 8% non-convertible secured debentures, and the 8% non-convertible secured debentures were cancelled. In exchange, Amergent (i) issued a 10% convertible secured debenture in principal amount of $4,037,889 to Oz Rey, (ii) issued warrants to purchase 2,925,200 of shares of common stock of Amergent to Oz Rey and certain of the original holders of the 8% non-convertible secured debentures, and (iii) remitted payment of $650,000 prior to March 31, 2020 and an additional $1,350,000 plus reimbursement of certain expenses to the purchasers on April 1, 2020. See further discussion in (i) below.

(b) The Company had one outstanding term loan with TowneBank, all of which was collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, the Company paid off the outstanding balance owed to TowneBank in full.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

(c) During January 2020, in consideration for proceeds of $194,800, the Company agreed to make payments of $585 per day on two separate agreements for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with each of the Receivables Financing Agreements. Total outstanding on these advances is $66,550 and $23,958 at September 30, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(d) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and are due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $25,850 and $25,580 at September 30, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(e) During September 2019 and October 2019, the Company entered into two merchant capital advances in the amount of $46,000 and $84,700, respectively. The Company agreed to repay these advances through daily payments until those amounts are repaid with the specified interest rate per those agreements. Total outstanding on these advances is $62,806 and $90,408 as of September 30, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(f) The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note had a balance of $348,269 as of both September 30, 2020 and December 31, 2019, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent.

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

(h) On August 4, 2020 the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the Small Business Administration (“SBA”) in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $299,900, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments, including principal and interest, are due monthly beginning August 4, 2021 in the amount of $1,762 monthly. The balance of principal and interest is payable over thirty years from the date of the promissory note. There are no penalties for prepayment.

(i) In connection with and prior to the Spin-Off and Merger, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey and certain original holders of the 8% non-convertible debentures (see (a) above), the Company issued a 10% secured convertible debenture to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% secured convertible debenture is $4,037,889, payable in full on April 1, 2022, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. Prior to August 17, 2020, the 10% secured convertible debenture was convertible at any time by Oz Rey into common stock at the lower of $0.10 per share and the volume weighted average price on the last 10 trading days immediately prior to conversion. The 10% secured convertible debenture is also subject to adjustment if Amergent sells securities below this price (down round protection), among other triggers. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

Through August 16, 2020, Amergent did not have an adequate amount of authorized common stock to cover shares issuable upon exercise of the warrants and conversion of the 10% convertible notes. As such, the warrants were liability classified and the conversion feature was bifurcated from the host debt instrument and accounted for as a derivative and recorded as a liability in the accompanying condensed consolidated and combined balance sheet through August 16, 2020, with the change in the liability for the warrants and the conversion feature from the April 1, 2020 issuance date through August 16, 2020 recorded in the accompanying condensed consolidated and combined statement of operations for the three and nine month periods ended September 30, 2020.

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

On August 17, 2020, the Company and Oz Rey amended the 10% secured convertible debenture to fix the conversion rate into common stock at $0.10 per share. Further, the amendment provides a limitation on Oz Rey’s ability to convert the debenture into common stock so that the conversion would not result in the issuance of common stock exceeding the amount of authorized shares. Oz Rey may; however, upon reasonably notice to the Company, require the Company to include in its proxy materials, for any annual meeting of shareholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. Oz Rey also agreed to waive any event of default under the debenture that occurred or existed prior to August 17, 2020. As a result of these modifications, the warrants are no longer liability classified and the conversion feature is no longer required to be bifurcated from the debt host as of the date of the amendment.

Through the date of the amendment, the warrants and the conversion feature were marked to fair value with the change in the liability recorded in the accompanying condensed consolidated and combined statement of operations. The liabilities for the warrants and conversion feature were reclassified into additional-paid-in-capital at the amendment date. The estimated fair value of the warrants and conversion feature at August 16, 2020 were $924,000 and $10,970,000, respectively. The change in value of these instruments from the issuance date through August 16, 2020 of ($11,000) and ($261,000) has been recorded as a component of other expense (income) and included in change in fair value of derivative liabilities and warrants in the accompanying condensed consolidated and combined statements of operations for the nine month period ended September 30, 2020. See note 10 for further discussion of determining the estimated fair value of these instruments.

The exchange of the notes has been accounted for as the extinguishment of the 8% non-convertible notes with the difference in the carrying value of the 8% non-convertible notes, $4,037,889, and the fair value of the 10% convertible notes and warrants, $15,846,000, at the date of the exchange recorded as a debt extinguishment charge of $11,808,111 in the accompanying condensed consolidated and combined statement of operations for the nine month period ended September 30, 2020.

The Company recorded a debt discount of approximately $358,000 for the difference between the face value of the 10% secured convertible debenture and the estimated fair value at the April 1, 2020 issuance date and is amortizing this discount over the two-year period of the notes. Amortization of approximately $45,000 and $90,000 was recorded as interest expense during three and nine month periods ended September 30, 2020, respectively.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

Redeemable Preferred Stock – Series 1

Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. In connection with the Merger, on April 1, 2020, all outstanding Series 1 Preferred units, comprised of shares of Series 1 Preferred and Series 1 Warrants, were redeemed and extinguished for their cash redemption price of $0.50 per unit. The difference between the carrying value of the Series 1 Preferred and the cash redemption amount of $161,899 was recognized as a loss on extinguishment and included in other expense during the three and nine months ended September 30, 2020.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

	September 30, 2020	December 31, 2019
		(Note 1)
Accounts payable and accrued expenses	$4,394,005	$4,230,640
Accrued taxes (VAT, Sales, Payroll, etc.)	3,156,776	3,319,928
Accrued income taxes	7,633	(1,906)
Accrued interest	508,269	616,533
	$8,066,683	$8,165,195

As of September 30, 2020, approximately $2.7 million of employee and employer taxes and associated interest and penalties that have been accrued but not remitted to certain taxing authorities by the Company prior to 2019 for cash compensation paid. As a result, the Company is liable for such payroll taxes and any related penalties and interest.

9. STOCKHOLDER’S EQUITY

The Company had 50,000,000 and 45,000,000 shares of $0.0001 par value common stock authorized at September 30, 2020 and December 31, 2019, respectively. The Company had 14,282,736 and 10,404,342 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both September 30, 2020 and December 31, 2019. The Company had 787 shares of convertible Series 2 Preferred outstanding as of September 30, 2020 and 62,876 shares of Series 1 Preferred outstanding as of December 31, 2019. The Series 1 Preferred was classified as a liability.

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
$7,040,654

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

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

2020 Bridge Financing

Pursuant to a Securities Purchase Agreement dated February 7, 2020, Chanticleer sold 1,500 shares of a new series of convertible preferred stock of Chanticleer (the “Series 2 Preferred Stock”) to an institutional investor for gross proceeds to the Company of $1,500,000 less transaction costs of $95,000. In addition, pursuant to Chanticleer’s original agreement with the investors, Amergent issued 5-year warrants to purchase an aggregate of 350,000 shares of Amergent’s common stock to the investors at $1.25 per share. Each share of Series 2 Preferred has a stated value of $1,000. Upon issuance, the Company bifurcated and recorded, as a liability, an embedded derivative (more fully described below and in Note 10) in the amount of $529,000. The effective conversion price of the Series 2 Preferred Stock after the bifurcation of the derivative resulted a beneficial conversion feature of $729,000, which was then immediately recorded as a deemed dividend as the preferred stock is immediately convertible. In March 2020, an aggregate of 713 shares of Series 2 Preferred Stock were converted into 1,426,854 shares of common stock. In connection with the Merger, all remaining outstanding shares of the Series 2 Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent.

On August 17, 2020, the Company and the holders of the Series 2 entered into a Waver, Consent, and Amendment to the Certificate of Designations (the “Extension Agreement”) which included provisions for an extension of the true-up payment discussed below from August 7, 2020 to December 10, 2020, the Company paying all expenses incurred by the institutional investor in connection with the Extension Agreement and certain consideration for the institutional in investor’s willingness to extend the date of the true-up payment. The consideration included $66,000 of cash and warrants to purchase 134,000 shares of the Company’s common stock with a value of $28,060 (see below).

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

The Series 2 Preferred Stock is classified in the accompanying condensed consolidated and combined balance sheet at September 30, 2020 as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Designations, rights and preferences of Series 2 Preferred Stock:

Stated value: Each share of Series 2 Preferred Stock had a stated value of $1,000.

True-Up Payment: Amergent is required to pay the holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of all conversion shares received by holder in the Company and Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares on December 10, 2020. The True-Up Payment will be paid by the Amergent out of (i) the proceeds from the exercise by Amergent of the warrants to purchase shares of the Company’s common stock to be held by the Spin-Off Entity after the consummation of the transactions contemplated by the Merger Agreement (the “merger”) or (ii) the segregated cash account of $1,250,000. Non-payment of the True-Up Payment when it is due will trigger default interest rate of 18% per year.

The Company determined that the True-Up Payment constituted a “make-whole” provision as defined by U.S. GAAP that is required to be settled in cash and as such, was bifurcated from the host instrument, the Series 2 Preferred Stock, and is accounted for as a derivative liability. The fair value of the derivative was estimated using a Monte Carlo model and a liability of $529,000 was recorded at the Series 2 Preferred Stock issuance date. The fair value is remeasured on a quarterly basis and as of September 30, 2020 and a liability of $1,195,724 was recorded in the accompanying condensed combined and consolidated balance sheet. The $243,759 decrease in the liability from June 30, 2020 through September 30, 2020 and the $666,724 increase in the liability from the issuance date through September 30, 2020 is recorded as a component of the change in derivative liabilities in the accompanying interim combined and consolidated statement of operations for the three and nine months ended September 30, 2020. See Note 10 for further information.

Redemption: If the Merger was not completed within six months of issuance of the Series 2 Preferred Stock, the Company would have been required to redeem all the outstanding Series 2 Preferred Stock for 125% of the aggregate stated value of the Series 2 Preferred Stock then outstanding plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations. Additionally, there are other triggering events, as defined, that can cause the Series 2 Preferred Stock to be redeemable at the option of the holder of which some are outside of the control of the Company.

Conversion at option of holder/ beneficial ownership limitation The Series 2 Preferred Stock is convertible at the option of holder at the lesser of (i) $1.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five day average volume weighted average price of the common, provided the conversion price has a floor of $0.50 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like). Conversion is subject to a beneficial ownership limitation of 4.99%. This limitation was increased by the holder to 9.99% prior to the Merger.

Forced conversion: The Company had the right to require the holder to convert up to 1,400 shares of Series 2 Preferred Stock upon delivery of notice three days prior to the Merger, subject to the beneficial ownership limitation and applicable Nasdaq rules. Unconverted shares of Series 2 Preferred Stock automatically were exchanged for an equal number of shares of Series 2 Preferred Stock in Amergent on substantially the same terms.

Liquidation preference Upon any liquidation, dissolution or winding-up of the Company, the holder is entitled to receive out of the assets, whether capital or surplus, an amount equal to 125% of the stated value plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations, for each share of Series 2 Preferred Stock before any distribution or payment to the holders of common stock.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

Voting rights: The holder of Series 2 Preferred Stock has the right to vote together with the holders of common stock as a single class on an as-converted basis on all matters presented to the holders of common stock and shall vote as a separate class on all matters presented to the holders of Series 2 Preferred Stock. In addition, without the approval of the holder, the Company is required to obtain the approval of Series 2 Preferred Stock, as is customary, for certain events and transactions not contemplated by the merger.

Triggering Events: Breach of Company’s obligations will trigger a redemption event.

Anti-Dilution: Customary adjustments in the event of dividends or stock splits and anti-dilution protection.

Concurrently with the Preferred Securities Purchase Agreement, the parties entered into a registration rights agreement (the “Preferred Registration Rights Agreement”). Pursuant to the Preferred Registration Rights Agreement, the Company was required to file a registration statement registering the conversion shares no later than 15 days from the closing of this transaction.

Options and Warrants

The Company’s shareholders approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 400,010 were approved for grant. This Plan did not survive the Merger. Amergent intends to adopt a new equity incentive plan subject to shareholder approval in the near future.

As of and in connection with the Merger and Spin-Off, all restricted and unrestricted stock options were cancelled and no awards have been granted since that date.

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

In connection with the Merger and Spin-Off on April 1, 2020, 261,050 warrants were redeemed by the Company for $66,900 and 525,554 warrants remained with the Company. Additionally, 3,275,200 warrants were issued of which 2,925,200 warrants were issued with an exercise price ranging between $.125 and $.50 in connection with the issuance of the Company’s 10% convertible note agreement and 350,000 warrants with an exercise price of $1.25 were issued to the Company’s bridge financing investor.

On August 17, 2020, warrants for 134,000 shares of common stock were issued in connection with the extension of the True-Up Payment provision. See Note 9. The warrants are immediately exercisable at $1.25 per share and expire in August 2025. The value of these warrants was $28,060.

A summary of the warrant activity during the nine months ended September 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2019	3,306,238	$6.00	6.8
Granted	3,409,200	0.34	8.8
Exercised	(2,414,022)	0.50	—
Forfeited/Other Adjustments	(892,216)	—	—
Outstanding at September 30, 2020	3,409,200	$0.34	8.8

Exercisable September 30, 2020	3,409,200	$0.34	8.8

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

10. DERIVATIVE LIABILITIES

The derivative liabilities at September 30, 2020 consist of a True-Up Payment provision of the Series 2 Preferred Stock (See Note 9). There were no derivative liabilities at December 31, 2019.

As discussed in Note 7(i), warrants were issued in connection with the 10% convertible note. The Company did not have an adequate amount of authorized common shares issuable upon exercise of the warrants and conversion of the 10% convertible note. As such, the warrants were liability classified and the conversion feature was bifurcated from the host debt instrument and both instruments were accounted for as derivatives. As a result of the amendment to the note discussed in Note 7(i), the warrant and conversion feature no longer required liability classification and were reclassified to equity.

The table presented below is a summary of changes in the fair market value of the Company’s Level 3 valuations for the nine months ended September 30, 2020.

	True-Up Payment	Warrants	Debt Conversion Feature	Total
Balance at December 31, 2019	$—	$—	$—	$—
Inception of the instrument	529,000	935,000	11,231,000	12,695,000
Change in fair value during the period	666,724	(11,000)	(261,000)	394,724
Instruments no longer meeting liability classification	—	(924,000)	(10,970,000)	(11,894,000)
Balance at September 30, 2020	$1,195,724	$—	$—	$1,195,724

Assumptions used in calculating the fair value of the warrants as of April 1, 2020 and as of August 16, 2020 include the following:

As of April 1, 2020
Stock price per share	$0.34
Term	10.0 years
Expected volatility	102%
Dividend yield	—%
Risk-free interest rate	0.62%

As of August 16, 2020
Stock price per share	$0.34
Term	9.5 years
Expected volatility	102%
Dividend yield	—%
Risk-free interest rate	0.65%

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

The Company also considered the probability, timing and amount of future capital raises.

Assumptions used in calculating the fair value of the convertible notes as of April 1, 2020 and as of August 16, 2020 include the following:

As of April 1, 2020
Face value	$4,037,889
Term	2.0 years
Expected volatility	120%
Risk-free interest rate	0.23%
Coupon	10.00%
Coupon price	0.10%
Credit spread	15.0%

As of August 16, 2020
Face value	$4,037,889
Term	1.5 years
Expected volatility	127%
Risk-free interest rate	0.23%
Coupon	10.00%
Coupon price	0.10%
Credit spread	15.0%

The Company also considered the probability, timing and amount of future capital raises.

Assumptions used in calculating the fair value of the True-Up Payment provision at the issuance date and as of September 30, 2020 include the following:

Issuance Date
Term	.5 years
Expected volatility	83%
Dividend yield	—%
Risk-free interest rate	0.13%

September 30, 2020
Term	.2 years
Expected volatility	83%
Dividend yield	—%
Risk-free interest rate	0.10%

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

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

No amounts have been accrued as of September 30, 2020 and December 31, 2019 in the accompanying condensed consolidated and combined balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of September 30, 2020, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Related to the adoption of Leases Topic 842, our policy elections were as follows:

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	September 30, 2020	December 31, 2019
			(Note 1)
Right-of-use assets	Operating lease assets	$10,117,900	$11,668,026

Current lease liabilities	Current operating lease liabilities	1,563,446	3,299,309
Non-current lease liabilities	Long-term operating lease liabilities	15,115,651	14,382,354
		$16,679,097	$17,681,663

Lease term and discount rate were as follows:

	September 30, 2020	December 31, 2019
		(Note 1)
Weighted average remaining lease term (years)	7.44	8.19
Weighted average discount rate	10%	10%

As discussed in Note 5, COVID-19 has negatively impacted operating results and cash flows at significantly varying amounts at the store level. Several stores were permanently closed during the three month period ended September 30, 2020 while others operated at a reduced capacity. Based on an assessment of the recoverability of the right-of-use asset as of September 30, 2020 an impairment charge of $428,899 and $559,821 was recorded for the three and nine month periods ended September 30, 2020, respectively.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of issuance and there are no other items requiring disclosure.

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

Overview

As of September 30, 2020, we operated and franchised a system-wide total of 43 fast casual restaurants, of which 32 were company-owned and 11 were owned and operated by franchisees under franchise agreements. Of the company-owned stores, there were five restaurants that were temporarily closed because of the COVID-19 pandemic as of September 30, 2020. During the three month period ended September 30, 2020, three of the company-owned stores were permanently closed.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 4 locations (which includes 1 temporarily closed due to COVID-19) in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 7 company-owned locations in the United States and 11 franchisee-operated locations in the United States and the Middle East (2 of the franchisee-operated locations were purchased by the Company in 2018 and became company-owned locations).

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 19 company-owned locations (which includes 4 temporarily closed due to COVID-19) in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores and the partner supplied the capital to open the store in exchange for a noncontrolling interest.

We also operated 1 Hooters full-service restaurant in the United States and 1 located in the United Kingdom. Hooters restaurants, which are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. The Company started initially as an investor in corporate owned Hooters and, subsequently, evolved into a franchisee operator. We hold a minority investment stake in Hooters of America.

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

PPP Loan

On March 27, 2020 Congress passed “The Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which included the “Paycheck Protection Program” (PPP) for small businesses. On April 27, 2020, Amergent received a PPP loan of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding.

The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full.

EID Loan

On August 4, 2020 we obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the Small Business Administration (“SBA”) in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $299,900, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments, including principal and interest, are due monthly beginning August 4, 2021 in the amount of $1,762 monthly. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Our results of operations are summarized below:

	Three Months Ended
	September 30, 2020		September 30, 2019
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$4,509,082	95.9%	$7,087,199	96.7%	(0.8)%
Gaming income, net	107,403	2.3%	121,453	1.7%	0.6%
Franchise income	85,666	1.8%	117,361	1.6%	0.2%
Management fee income	—	—%	—	—%	—%
Total revenue	4,702,151		7,326,013

Expenses
Restaurant cost of sales	1,498,922	33.2%	2,294,045	32.4%	0.8%
Restaurant operating expenses	3,462,279	76.8%	4,662,917	65.8%	11.0%
Restaurant pre-opening and closing expenses	—	—%	125,000	1.8%	(1.8)%
General and administrative expenses	1,255,918	26.7%	1,431,467	19.5%	7.2%
Asset impairment charge	1,231,352	26.2%	2,637,969	36.0%	(9.8)%
Depreciation and amortization	277,999	5.9%	450,098	6.1%	(0.2)%
Total expenses	7,726,470	164.3%	11,601,496	158.4%	5.9%
Operating loss	(3,024,319)		(4,275,483)
Other (expense) income:
Interest expense	(177,422)	(3.8)%	(170,162)	(2.3)%	(1.5)%
Change in fair value of derivative liabilities	(6,536,241)	(139.0)%	—	—%	(139.0)%
Change in the fair value of investment	(199,152)	(4.2)%	—	—%	(4.2)%
Debt extinguishment expense	—	—%	—	—%	—%
Other income (expense)	(37,390)	(0.8)%	103,819	1.4%	(2.2)%
Total other expense	(6,950,205)		(66,343)
Loss before income taxes	(9,974,524)		(4,341,826)
Income tax expense	(28,473)	(0.6)%	(4,803)	(0.1)%	(0.5)%
Loss from continuing operations	(10,002,997)		(4,346,629)
Discontinued operations
Income from discontinued operations, net of tax	—	—%	55,344	0.8%	(0.8)%
Consolidated net loss	$(10,002,997)		$(4,291,285)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$13,881,380	97.0%	$22,655,730	96.3%	0.7%
Gaming income, net	236,615	1.7%	347,074	1.5%	0.2%
Franchise income	183,864	1.3%	461,737	2.0%	(0.7)%
Management fee income	—	—%	50,000	0.2%	(0.2)%
Total revenue	14,301,859		23,514,541

Expenses
Restaurant cost of sales	4,458,983	32.1%	7,364,409	32.5%	(0.4)%
Restaurant operating expenses	10,349,516	74.6%	15,075,733	66.5%	8.1%
Restaurant pre-opening and closing expenses	20,730	0.1%	267,888	1.2%	(1.1)%
General and administrative expenses	3,891,739	27.2%	4,290,257	18.2%	9.0%
Asset impairment charge	1,505,279	10.5%	4,007,050	17.0%	(6.5)%
Depreciation and amortization	1,109,608	7.8%	1,381,411	5.9%	1.9%
Total expenses	21,335,855	149.2%	32,386,748	137.7%	11.5%
Operating loss	(7,033,996)		(8,872,207)
Other (expense) income:
Interest expense	(499,870)	(3.5)%	(542,135)	(2.3)%	(1.2)%
Change in fair value of derivative liabilities	(394,724)	(2.8)%	—	—%	(2.8)%
Change in the fair value of investment	(1,152,185)	(8.1)%	—	—%	(8.1)%
Debt extinguishment expense	(11,808,111)	(82.6)%	—	—%	(82.6)%
Other income (expense)	(85,399)	(0.6)%	(207,555)	(0.9)%	0.3%
Total other expense	(13,940,289)		(749,690)
Loss before income taxes	(20,974,285)		(9,621,897)
Income tax expense	(32,149)	(0.2)%	(61,213)	(0.3)%	0.1%
Loss from continuing operations	(21,006,434)		(9,683,110)
Discontinued operations
Income from discontinued operations, net of tax	—	—%	67,496	0.3%	(0.3)%
Consolidated net loss	$(21,006,434)		$(9,615,614)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue decreased to $4.7 million and $14.3 million for the three and nine months ended September 30, 2020, respectively, from $7.3 million and $23.5 million for the three and nine months ended September 30, 2019, respectively.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Amount	% of Revenue*	Amount	% of Revenue*
Restaurant sales, net	$4,509,082	95.9%	$13,881,380	97.0%
Gaming income, net	107,403	2.3%	236,615	1.7%
Franchise income	85,666	1.8%	183,864	1.3%
Management fee income	—	—%	—	—%
Total revenue	$4,702,151	100%	$14,301,859	100%

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Amount	% of Revenue*	Amount	% of Revenue*
Restaurant sales, net	$7,087,199	96.7%	$22,655,730	96.3%
Gaming income, net	121,453	1.7%	347,074	1.5%
Franchise income	117,361	1.6%	461,737	2.0%
Management fee income	—	—%	50,000	0.2%
Total revenue	$7,326,013	100%	$23,514,541	100%

●	Revenue from Restaurant Sales decreased 36.4% to $4.5 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Revenue from Restaurant Sales decreased 38.7% to $13.9 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The primary reason for the decline in revenue is the closing of non-performing stores. Additionally, there was a decline due to COVID-19 pandemic restrictions, where a portion of the restaurants were temporarily closed, and the units that remained open were only able to provide take-out and delivery orders for customers due to government restrictions and mandates.

●	Gaming income decreased 11.6% to $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Gaming income decreased 31.8% to $0.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The primary reason for this decline was due to the affect COVID-19 pandemic had on operations. This gaming location in Portland was closed for 6 weeks in 2020 due to COVID-19.

●	Franchise Income decreased 27.0% to $85,666 for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Franchise Income decreased 60.2% to $183,864 for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The primary reason for this decline was due to the affect COVID-19 pandemic had on revenue of franchise locations.

Restaurant cost of sales

Restaurant cost of sales decreased to $1.5 million for the three months ended September 30, 2020 from $2.3 million for the three months ended September 30, 2019. Restaurant cost of sales decreased to $4.5 million for the nine months ended September 30, 2020 from $7.4 million for the nine months ended September 30, 2019. The percent of restaurant sales increased to 33.2% for the three months ended September 30, 2020 from 32.4% for the three months ended September 30, 2019. The percent of restaurant sales decreased to 32.1% for the nine months ended September 30, 2020 from 32.5% for the nine months ended September 30, 2019. The overall decrease in cost of sales was due to the 39.2% decline in overall revenue to $14.3 million for the nine month period ended September 30, 2020 compared to $23.5 million for the nine month period ended September 30, 2019.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Cost of Restaurant Sales
Total Company	$1,498,922	33.2%	$4,458,983	32.1%	1.1%

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Cost of Restaurant Sales
Total Company	$2,294,045	32.4%	$7,364,409	32.5%	(0.1)%

Restaurant operating expenses

Restaurant operating expenses decreased to $3.5 million for the three months ended September 30, 2020 from approximately $4.7 million for the three months ended September 30, 2019. Restaurant operating expenses decreased to $10.3 million for the nine months ended September 30, 2020 from $15.1 million for the nine months ended September 30, 2019. The overall decrease of restaurant operating expenses was driven by the overall decline of revenue as described in the revenue section above, and the corresponding adjustment of labor at the store level and tighter controls of store level operating expenses.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $0 for the three months ended September 30, 2020 compared with $125,000 for the three months ended September 30, 2019. Restaurant pre-opening and closing expenses decreased to $20,730 for the nine months ended September 30, 2020 compared with $267,888 for the nine months ended September 30, 2019. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction, so these expenses fluctuate depending on the numbers of restaurants under construction. There were no restaurants under construction during the three and nine period ended September 30, 2020.

General and administrative expense (“G&A”)

G&A expenses decreased to $1.3 million and $3.9 million for the three and nine months ended September 30, 2020, respectively, from $1.4 million and $4.3 million for the three and nine months ended September 30, 2019. The decreased in G&A was driven by the reduction of Salaries and Benefits resulting from the departure of two senior management personnel, and a reduction in travel and entertainment due to not having to manage unionization efforts that occurred in 2019, and improvements in management of operations. Significant components of G&A are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Audit, legal an other professional services	$615,098	$494,621	$1,722,687	$1,392,852
Salary and benefits	455,540	585,493	1,459,628	1,773,719
Travel and entertainment	11,299	48,053	34,299	159,817
Shareholder services and fees	(51,150)	21,742	116,562	69,144
Advertising, Insurance and other	225,131	281,558	558,563	894,725
Total G&A Expenses	$1,255,918	1,431,467	$3,891,739	4,290,257

Asset impairment charges

Asset impairment charges decreased to $1.2 million in the three months ended September 30, 2020 compared to $2.6 million in the three months ended September 30, 2019. There was an asset impairment charge of $1.5 million for the nine months ended September 30, 2020 as compared with $4.0 million in the nine months ended September 30, 2019. During the nine month ended September 30, 2019 the Company impaired certain assets in connection with the closure of four locations as well as impaired goodwill by $495,755. During the nine months ended September 30, 2020, the Company impaired certain assets in connect with the closure of three locations. In addition, in the 2020 period, the Company recorded an impairment on tradenames/trademarks of $246,751, property and equipment of $555,702 and right of use asset of $428,899 primarily due to the lower level of cash flow at the store level due to the impact of COVID-19 on operations.

Depreciation and amortization

Depreciation and amortization expense was $0.3 million and $1.1 for the three and nine months ended September 30, 2020, respectively, compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. The Company has curtailed opening new stores in the past several years and in making acquisitions of property and equipment due to its financial condition.

Other (expense) income

Interest expense for the three months ended September 30, 2020 of $177,422 was comparable to the comparative period in 2019 of $170,162. For the nine months ended September 30, 2020 interest was $499,870, a decrease of $42,265 from the $542,135 incurred for the nine months ended September 30, 2019. Although overall debt increased by approximately $374,601 from September 30, 2019 to September 30, 2020, the borrowings of $2.2 million under the PPP loan and $0.3 million under the EDI loans are at 1% and 3.75% per year, respectively, rates lower than on debt outstanding in 2019.

During the three months and nine months ended September 30, 2020 the change in fair value of derivative liabilities was an expense of $6.5 million and $0.4 million, respectively. The derivative liabilities arise from transactions in 2020 and as such, there was no charge in 2019. The derivative liabilities are marked to market at each quarter end. The expense in the three months ended September 30, 2020 was primarily due to an increase in the Company’s stock price at September 30, 2020 compared to June 30, 2020, thus driving an increase in the value of the derivative instruments (primarily the conversion feature of the 10% debenture). An amendment was entered into on August 17, 2020 (see Note 7 in the interim financial statements) which eliminated the requirement to continue to mark-to-market these instruments. The True-Up Payment derivative will continue to be recorded at fair value through the scheduled settlement date in December 2020.

In connection with the Merger, the Company obtained warrants to purchase 186,101 shares of Sonnet at $0.001 per share. The share price of Sonnet decreased from $8.76 at April 1, 2020 (the Merger date) to $2.57 at September 30, 2020 causing a loss on investment of $0.2 million and $1.2 million for the three and nine month period ended September 30, 2020, respectively. This instrument will continue to be recorded at fair value until the warrants are exercised and the underlying common stock security is sold.

On April 1, 2020, the Company exchanged the then existing 8% non-convertible notes for 10% convertible notes. Warrants to purchase common stock were also issued in connection with the issuance of the new notes. The Company recorded a $11.8 million loss on the extinguishment of the 8% notes based on the difference in the carrying value of the old notes and the fair value of the new notes and warrants issued. See Note 7 to the interim financial statements for further discussion.

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(4,892,561)	$(3,049,049)
Net cash used in investing activities	(29,821)	2,727,500
Net cash provided by financing activities	7,247,506	352,829
Net cash activities within assets held for sale	-	(21,193)
Effect of foreign currency exchange rates	(14,496)	(2,666)
	$2,310,628	$7,421

Cash used in operating activities was approximately $4.9 million for the nine months ended September 30, 2020 compared to cash used in operating activities of approximately $3.0 for the nine months ended September 30, 2019. This use of cash was primarily driven by the net loss incurred during each period of $21.0 million and $9.6 million offset by non-cash charges to operations of $17.2 million and $7.1 million for 2020 and 2019, respectively. The non-cash charges in 2020 consist primarily of loss on debt extinguishment of $11.8 million, loss on investments of $1.2 million, asset impairment charges of $1.5 million and depreciation and amortization of property and equipment, intangible assets and right-of-use assets totaling $2.1 million. The non-cash charges in 2019 consist primarily of asset impairment charges, of $4.0 million, and depreciation and amortization of property and equipment, intangible assets and right-of-use assets totaling $2.8 million. Additionally, in 2020 net assets and liabilities were reduced by $1.1 million, primarily from a reduction in operating lease liabilities. In 2019, net assets and liabilities were reduced by $0.2 million and cash flows from discontinued operations of $0.3 million. The Company obtained cash of $6.0 million from the Merger and used a portion to reduce its liabilities in 2020.

Cash used in investing activities for the nine months ended September 30, 2020 compared was $29,821 compared to cash provided of $2.7 million for the nine months ended September 30, 2019. The cash provided from investing activities in 2019 was related to $2.7 million received in a rights offering.

Cash provided by financing activities for the nine months ended September 30, 2020 was approximately $7.2 million compared to cash provided by financing activities of approximately $0.4 million for the nine months ended September 30, 2019. The primary drivers of the cash provided by financing activities during 2020 were proceeds from the bridge preferred equity investment, the exercise of warrants, and the Merger Consideration received of $6.0 million.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of September 30, 2020, the Company’s cash balance was approximately $2.8 million, of which $1.25 million was restricted, its working capital deficiency was approximately $8.9 million, and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

As a result of the Merger on April 1, 2020, Amergent received $6,000,000 in cash and warrants to purchase 186,161 shares of the Company’s common stock of Sonnet as well as paid down and refinanced certain debt obligations. Even considering the additional liquidity on April 1, 2020, and proceeds from the PPP loan on April 27, 2020 and EID loans on April 4, 2020, there can be no assurances that Amergent will not need to seek additional debt or equity funding or that such funding would be available at commercially reasonable terms, if at all.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2020, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2020 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2019 that has not been fully remediated by the end of the three month period ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in its internal control over financial reporting:

●	We identified a deficiency related to our financial close process including maintaining a sufficient compliment of personnel commensurate with our accounting and financial reporting requirements as well as development and extension of controls over the recording of journal entries and proper cut-off of accounts payable and accrued expenses at period end.

Management determined that the deficiency could potentially result in a material misstatement of the consolidated and combined financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiency constitutes a material weakness in internal control.

Remediation Plans

Prior to the Merger, we initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including recruitment of a an accounting consultant and seeking outside advice from other third party consultants to assist in improving the Company’s internal controls, simplify its reporting processes and reduced the risk of undetected errors. In June, 2020, the Company hired an accounting consultant that has appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations and has allowed the Company to be better aligned with segregation of duties. With the hiring of this consultant, the Company will be instituting monthly and quarterly meetings to identify significant, infrequent and unusual transactions as well as ensure timely reporting. Additionally in September, 2020 the Company has engaged a third party accounting and advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions as well as provide valuation services to the Company. The Chief Financial Officer has initiated a preliminary assessment of management’s internal controls over financial reporting in accordance with the 2013 integrated framework, as prescribed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of September 30, 2020, approximately $3.0 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

Amergent is not aware of changes to claims previously reported or other claims that it deems as claims outside the ordinary course of business or otherwise, at this time, material.

From time to time, Amergent may be involved in legal proceedings and claims that arise in the ordinary course of business, and may generally be covered by insurance or otherwise determined to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 1A: RISK FACTORS

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible.

On April 27, 2020, we were granted a Paycheck Protection Program loan (the “PPP loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”) in the aggregate amount of $2.2 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding.

The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full.The PPP loan agreement is unsecured and guaranteed by the U.S. Small Business Administration.

Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the “Covered Period”, which is 8 weeks or 24 weeks (at the election of the Company) beginning on the date of the first disbursement of the PPP Loan. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have not been in compliance with these requirements or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and the incurrence of additional costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities prior to the current year when previous management was in place, and a failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

As of September 30, 2020, approximately $3.0 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition and results of operations. Interest and penalties on the remaining liability are accruing at approximately $26,000 per month.

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

As of September 30, 2020, there were four restaurants that the Company had abandoned and maintained its operating lease liabilities as the Company had not negotiated the termination of the underlying leases with its landlord. Such liabilities amount to approximately $3.0 million at September 30, 2020 and are reflected as operating lease liabilities on the interim consolidated and combined balance sheet included in this report.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2020 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the audit committee. As part of its remediation efforts, the Company hired two third party accounting firms with technical accounting experience during 2020 to support management to ensure accurate reporting. Further, the Company is in the process of designing and implementing procedures for control over the segregation of duties for the preparation of, approval and recording of journal entries and procedure to obtain the proper cut-off of accounts payable and accrued expenses in a period. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 23, 2020.

AMERGENT HOSPITALITY GROUP, INC.

Date: November 23, 2020	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick Harkleroad
Patrick Harkleroad
Chief Financial Officer
(Principal Financial Officer)

