Form 10-K
period 2020-12-31
Amergent Hospitality Group, Inc
filed 2021-04-15
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56160

AMERGENT HOSPITALITY GROUP, INC.

Delaware	84-4842958
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

7529 Red Oak Lane
Charlotte, NC	28226
(Address of Principal Executive Offices)	(Zip Code)

(704) 366-5122

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(g) of the Act: Common Stock

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 14,782,736 shares of Common Stock outstanding as of April 6, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-Q (the “Report”) contains forward-looking statements. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

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

Unless otherwise noted, references in this Report to the “Registrant,” “Company,” “Amergent,” “Spin-Off Entity,” “we,” “our” or “us” means Amergent Hospitality Group Inc., a Delaware corporation and our subsidiaries.

PART I

ITEM 1. BUSINESS

BACKGROUND- MERGER AND SPIN-OFF

OVERVIEW

Amergent Hospitality Group Inc. was incorporated on February 18, 2020 as a wholly-owned subsidiary of Chanticleer Holdings Inc., a Delaware corporation (“Chanticleer” or “Parent”) for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the spin-off of all the shares of Amergent to the shareholders of Chanticleer.

In connection with and prior to its merger (“Merger”) with Sonnet BioTherapeutics Holdings Inc., a New Jersey Corporation (“Sonnet”), Chanticleer, contributed and transferred to Amergent, a newly formed, wholly owned subsidiary of Chanticleer, all of Chanticleer’s business, operations, assets and liabilities, pursuant to the Contribution Agreement between Chanticleer and Amergent dated March 31, 2020. The contributed assets included the stock interest in all Chanticleer’s subsidiaries (other than Amergent and the merger-sub formed for the purposes of effecting the merger (“Merger-Sub”). On March 16, 2020, pursuant to the disposition agreement between Chanticleer and Amergent dated March 25, 2020 (“Disposition Agreement”), the Chanticleer board declared a dividend with respect to the shares of common stock outstanding at the close of business on March 26, 2020 of one share of the Amergent common stock for each outstanding share of Chanticleer common stock. The dividend, which together with the contribution and transfer of Chanticleer’s restaurant business, assets and liabilities described above, is referred to herein as the “Spin-Off,” was paid on April 1, 2020. Prior to the Spin-Off, Amergent engaged in no business or operations.

All of Chanticleer’s then current restaurant business operations were contributed to Amergent and the stockholders of record received the same pro-rata ownership in Amergent as in Chanticleer.

As a result of the Spin-Off, Amergent emerged as successor to the business, operations, assets and liabilities of pre-merger Chanticleer. Additionally, Amergent’s shareholder base and their holdings (on a pro-rata basis) are identical to that of pre-merger Chanticleer.

The financial information included in this Report include the accounts of Amergent and its subsidiaries combined with Chanticleer and its subsidiaries. Since all of Chanticleer’s then current restaurant business operations were contributed to Amergent and the stockholders of record received the same pro-rata ownership in Amergent as in Chanticleer, the Spin-Off has been recognized by Amergent at the carrying value of the assets and liabilities contributed by Chanticleer. Further, as a common control transaction, the financial statements of Amergent reflect the transaction as if the contribution had occurred as of the earliest period presented in the respective financial statements included herein.

AGREEMENTS RELATED TO THE SPIN-OFF

Following the separation and distribution, Amergent and Parent operate separately and independently.

Merger Agreement

Conditions to closing under the Merger Agreement impacting Amergent:

●	Completion of disposition of the Spin-Off Business;
●	Spin-Off Entity was required to assume all indebtedness or other liabilities not extinguished at the time of Merger;
●	The Spin-Off Entity was required to enter into an indemnification agreement, acceptable to Sonnet in form and substance, providing that Chanticleer, Sonnet, and each of their respective directors, officers, stockholders and managers who assumes such role upon or following the Merger will be fully indemnified and held harmless by the Spin-Off Entity, to the greatest extent permitted under applicable law, for any and all claims in connection with the Spin-Off for a period of six years from the date of the disposition; and
●	the Spin-Off Entity was required to obtain a tail insurance policy, acceptable to Sonnet in form and substance, in a coverage amount of at least $3 million, prepaid in full by the Spin-Off Entity, at no cost to the other parties, effective for at least six years following the consummation of the disposition, covering the Spin-Off Entity’s indemnification obligations.

Disposition Agreement

On March 16, 2020, pursuant to the Disposition Agreement between Chanticleer and Amergent dated March 25, 2020, the Chanticleer board of directors declared a dividend with respect to the shares of common stock outstanding at the close of business on March 26, 2020 of one share of the Amergent common stock for each outstanding share of Chanticleer common stock.

Contribution Agreement

In connection with and prior to its merger with Sonnet, Chanticleer contributed and transferred to Amergent, a newly formed, wholly owned subsidiary of Chanticleer, all of Chanticleer’s business, operations, assets and liabilities, pursuant to the Contribution Agreement between Chanticleer and Amergent dated March 31, 2020. In exchange for the contribution, Chanticleer received 100% of the equity in the Spin-Off Entity.

Indemnification Agreement and Tail Policy

On March 25, 2020, pursuant to the requirements of the Merger Agreement, Chanticleer, Sonnet and the Amergent entered into an indemnification agreement (“Indemnification Agreement”) providing that Amergent will fully indemnify and hold harmless each of Chanticleer and Sonnet, and each of their respective, directors, officers, stockholders and managers who assumes such role upon or following the closing of the merger against all actual or threatened claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, administrative, investigative or otherwise, related to the Spin-Off Business prior to or in connection with its disposition to Amergent.

In addition, pursuant to Merger Agreement, prior to closing of the Merger, the Spin-Off Entity acquired a tail insurance policy in a coverage amount of $3.0 million, prepaid in full by the Spin-Off Entity, at no cost to the indemnitees, and effective for at least six years following the consummation of the disposition, covering the Spin-Off Entity’s indemnification obligations to the indemnitees (referred to herein as the “Tail Policy”).

Debenture Refinancing

In connection with and prior to the Merger and Spin-Off, pursuant to a securities purchase agreement between Chanticleer, Amergent, Oz Rey LLC, a Texas limited liability company, and certain other purchasers dated April 1, 2020, Chanticleer was released from all of its obligations under its 8% secured debentures. The 8% debentures were cancelled. In exchange Amergent (i) issued 10% secured convertible debentures in principal amount of $4,037,889 in Amergent to Oz Rey, LLC, (iii) issued 10-year warrants to purchase up to 2,462,400 shares of common stock to the purchasers at an exercise price of $0.125, and (ii) issued a 10-year warrant to purchase 462,600 shares of common stock to Oz Rey, LLC at an exercise price of $0.50 ($0.50 Warrants”) and (iii) remitted $2,000,000 of the proceeds of the Merger to Oz Rey, LLC (minus $650,000 previously advanced, plus expenses). Upon issuance, the debenture was able to be converted at any time with limitations as described below at the option of holder at the lower of $0.10 per share and the volume weighted average price for Amergent’s common stock 10 trading days immediately prior to delivery of the conversion notice. The warrants include a cashless exercise provision. The debentures and warrants include standard anti-dilution provisions as well as weighted average anti-dilution protection in the event Amergent shares are issued below either the exercise/conversion price of the warrants/debenture or the volume weighted average price of Amergent’s common stock for the five trading days immediately prior to issuance of such other securities. The obligation is subject to a first priority security interest in substantially all the assets (excluding the segregated account securing the repayment of the guaranteed return on Series 2 Preferred and Spin-Off Entity Warrant) of Amergent and is guaranteed by all Amergent’s subsidiaries.

On August 17, 2020, the Company and Oz Rey amended the 10% secured convertible debenture to fix the conversion rate into common stock at $0.10 per share. Further, the amendment provides a limitation on Oz Rey’s ability to convert the debenture into common stock so that the conversion would not result in the issuance of common stock exceeding the number of authorized shares. Oz Rey may; however, upon reasonably notice to the Company, require the Company to include in its proxy materials, for any annual meeting of shareholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. Oz Rey also agreed to waive any event of default under the debenture that occurred or existed prior to August 17, 2020.

Pursuant to a registration rights agreement, Amergent granted the investors registration rights for shares of common stock underlying the 10% secured convertible debenture and warrants.

Further, contingent upon the termination of Amergent’s interest in the Spin-Off Entity Warrant and Oz Rey, LLC’s cash exercise of $0.50 Warrants, Amergent will assign to Oz Rey, LLC, from the Spin-Off Entity Warrant, a warrant to purchase up to one share of Sonnet’s common stock for each twenty-six $.050 Warrants exercised, up to a maximum of 17,792 shares of Sonnet’s common stock.

For as long as Oz Rey, LLC holds 10% debentures, it has the right, but not the obligation, to appoint two directors (“Appointees”) to Amergent’s board. Amergent agreed that its board or governance committee, if it has one, will re-nominate the Appointees as a directors at annual meetings. and recommend that stockholders vote “for” such Appointees at annual meetings. All proxies given to management also voted in favor of such Appointees. This right to designate the Appointees is subject to Nasdaq Listing Rules in the event Amergent seeks listing on one of the exchanges of the Nasdaq Stock Market.

SPIN-OFF PROCEEDS AND ASSUMED LIABILITIES

Cash Proceeds

In connection with the Merger, on April 1, 2020, Chanticleer received proceeds from Sonnet of $6,000,000.

Of these proceeds,

●	$2,929,987.37 was remitted directly to satisfy outstanding indebtedness and other liabilities of Chanticleer immediately prior to the closing, including the following: satisfaction in full of outstanding secured credit facilities with Towne Bank (formerly Paragon Bank), payment to Oz Rey, LLC pursuant to securities purchase agreement dated April 1, 2020 refinancing outstanding 8% debentures reducing principal and reimbursing expenses, redemption of Series 1 Preferred Stock, required payment to holders of certain outstanding warrants; repayment of bridge loan received from Sonnet, and payment of Chanticleer’s legal fees and expenses;
●	$1,250,000 was remitted directly, on behalf of Amergent, to a segregated cash account securing Amergent’s Series 2 Preferred Stock obligation, pursuant to the requirements of securities purchase agreement dated February 7, 2020; and
●	$1,820,012.63 was remitted to Amergent.

Spin-Off Entity Warrant

Pursuant to the Merger Agreement, Sonnet issued the Spin-Off Entity Warrant to Amergent. It is a warrant to purchase 186,161, representing 2% of the aggregate outstanding shares of Sonnet, at an exercise price per share of $0.01. It has 5-year term. The Spin-Off Entity Warrant may not be exercised for 180 days from the date of issuance and is a company asset. The underlying shares will not be distributed to shareholders when it is exercised.

Assumed Liabilities

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

As part of the Merger, all of the assets and liabilities of Chanticleers and its subsidiaries were contributed to Amergent.

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of December 31, 2020, approximately $3.0 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

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

Assumption of Series 2 Preferred Stock

In connection with the Merger and Spin-Off, all 787 outstanding shares of Series 2 Preferred Stock of Chanticleer were automatically exchanged for substantially identical shares of preferred stock in Amergent. The holders of Series 2 Preferred also received an aggregate of 1,426,845 shares of common stock in Amergent. The Amergent board approved the certificate of designations rights and preferences of Series 2 Preferred Stock, more fully set forth in a certificate of designations filed with the Secretary of State of Delaware and authorized the designation and immediate issuance of 787 shares of Series 2 Preferred. In addition, pursuant to Chanticleer’s original agreement with the investors, Amergent issued 5-year warrants to purchase an aggregate of 350,000 shares of Amergent’s common stock to the investors at $1.25 per share. Each share of Series 2 Preferred has a stated value of $1,000. In the event the proceeds received by the investor from the sale of all the shares of common stock issued upon conversion of Series 2 Preferred Stock in both Amergent and its former Parent (“Conversion Shares”) do not equal at least $1,875,000 on August 10, 2020, Amergent must pay the investors an amount in cash equal to the difference between $1,875,000 and the proceeds previously realized by the investors from the sale of the Conversion Shares, net of brokerage commissions and any other fees incurred by investor in connection with the sale of Conversion Shares (the “True-Up payment”). The balance will be paid by Amergent out of either (i) the proceeds from the exercise by Amergent of existing Spin-off Entity Warrants to purchase shares of the common stock of Sonnet or (ii) from a segregated cash account. The segregated cash account was funded in the amount of $1,250,000 at closing of the Merger from $6,000,000 in proceeds received from Sonnet.

The True-up payment is accounted for as a derivative instrument. The fair value of the derivative was estimated using a Monte Carlo model and a liability of $529,000 was recorded at the Series 2 Preferred Stock issuance date. The fair value is updated at each reporting date and the liability was $184,800 at December 31, 2020 as reported in the consolidated and combined balance sheet.

The Series 2 Preferred Stock is convertible at the option of holder at the lesser of (i) $1.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five day average volume weighted average price of the common, provided the conversion price has a floor of $0.50 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) Conversion is subject to a beneficial ownership limitation of 4.99%. This limitation may be increased by the holder up to 9.99%, with 61 days’ notice. No dividends shall be declared or paid on the Series 2 Preferred Stock. Upon any liquidation, dissolution or winding-up of Amergent, the holder shall be entitled to receive out of the assets, whether capital or surplus, an amount equal to 125% of the stated value plus any default interest and any other fees or liquidated damages then due and owing thereon under the certificate of designations, for each share of Series 2 Preferred before any distribution or payment shall be made to the holders of Amergent common stock. The holder of Series 2 Preferred will vote together with the holders of common stock as a single class on an as-converted basis on all matters presented to the holders of common stock and shall vote as a separate class on all matters presented to the holders of Series 2 Preferred. Assuming conversion of Series 2 Preferred Stock into common stock at either $0.50 or $1.00 per share the holders of the Series 2 Preferred Stock would receive 1,574,000 or 787,000 shares of common stock and entitled to that number of votes, respectively. In addition, without the approval of the holder, Amergent will not, (i) sell all or substantially all of its assets, merge or consolidate with another entity or voluntarily liquidate or dissolve the corporation, (ii) alter or change the rights, preferences or privileges of the Series 2 Preferred, (iii) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series 2 Preferred Stock, (iv) amend its certificate of incorporation, as amended, or other charter documents in any manner that adversely affects any rights of the holder, (v) increase the number of authorized shares of Series 2 Preferred Stock, (vi) redeem any shares of capital stock of the company (other than any redemption of securities from officers or employees of the company pursuant to existing contractual arrangements with such officers or employees or in connection with the termination of their employment) or (vii) enter into any agreement with respect to any of the foregoing. Breach of Amergent’s obligations and other circumstances set forth in the Certificate of Designation will trigger a redemption event. The Certificate of Designations provides for customary adjustments in the event of dividends or stock splits and anti-dilution protection.

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

On February 16, 2021, the Company and the holders of the Series 2 Preferred Stock entered into a Waiver, Consent and Amendment to the Certificate of Designations (the “Waiver”). Pursuant to the Waiver, the Company filed the Second Amendment and Restated Certificate of Designations of Series 2 Convertible Preferred Stock (“Amended COD”) (i) providing for the extension of the True-Up Payment to April 1, 2021, (ii) providing for the deduction of proceeds to the original holders from sales of Series 2 Preferred for the True-Up Payment, with the Delaware Secretary of State and (iii) providing for a reduction in amount required to be held in a segregated cash account from $1,250,000 to $850,000.

Assumption of 10% Debentures

See “Agreements Related to the Spin-Off-Debenture Refinancing” above.

BUSINESS

Amergent is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally.

We operate and franchise a system-wide total of 35 fast casual restaurants of which 26 are company-owned and included in our consolidated and combined financial statements, and 9 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 3 locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and currently consists of 7 company-owned locations in the United States and 9 franchisee-operated locations in the United States and the Middle East.

Little Big Burger (“LBB”) was acquired in September 2015 and currently consists of 15 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors we have determined we are the primary beneficiary as we control the management and operations of the stores and the partner supplies the capital to open the store in exchange for a noncontrolling interest.

As of December 31, 2020, we operated 1 company-owned Hooters full-service restaurant in the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads and Hooters original chicken wings.

Through the use of partnerships, the Company partners with private investors who contribute all or substantially all of the capital required to open a restaurant in return for an ownership interest in the LLC and an economic interest in the net income of the restaurant location. The Company manages the operations of the restaurant in return for a management fee and an economic interest in the net income of the restaurant location. While terms may vary by LLC, the investor generally contributes between $250,000 and $350,000 per location and is entitled to 80% of the net income of the LLC until such time as the investor recoups the initial investment and the investor return on net income changes from 80% to 50%. The Company contributes the intellectual property and management related to operating a Little Big Burger, manages the construction, opening and ongoing operations of the store in return for a 5% management fee and 20% of net income until such time as the investor recoups the initial investment and the Company return on net income changes from 20% to 50%.

Additionally, we utilize franchise agreements to allow third parties to franchise a restaurant, and thus, are able to utilize the intellectual property, trademark, and trade dress in return for a franchise fee. The franchise agreement provides the franchisee with a designated territory or marketing area for an initial term of 10 years, with four successive five- year renewals. An upfront fee of $40,000 is required along with a $5,000 renewal fee and continuing fees based on a percent of revenues. We recognize the upfront fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins upon the signing of the contract for area development agreements and upon the signing of a store lease for franchise agreements. The payments for these upfront fees are generally received upon contract execution. Continuing fees, which are based upon a percentage of franchisee revenues (typically 5.5%) and are not subject to any constraints, are recognized on the accrual basis as those sales occur. The payments for these continuing fees are generally made on a weekly basis.

Franchises must be operated in strict compliance with our operations manual, which prescribes staffing requirements, minimum months, days and hours of operation, techniques and processes for service, length and method of training personnel, working capital and inventory requirements, accounting system and other operational standards. We provide up to five days of on-site training at no charge to franchisee. Additional on-site training may be requested by franchisee and will be provided at a daily rate of $500. We have the right to approve the property lease for each new franchise. We maintain image control and may direct a franchise to remodel. We provide specifications for equipment, safety and security, subject to additional location regulations. Franchisees must utilize designated, approved suppliers or obtain pre-approval of any new supplier. Franchisees have certain prescribed marketing requirements and we may require franchisee to contribute a percentage of net sales to a regional brand development fund. Further, we may require certain of franchisee’s personnel to attend an annual conference or all franchisee’s personnel to attend refresher training, at franchisee’s sole expense.

Franchisees have sole control over the day-to-day operations of the franchise. The franchisee is responsible for the hiring and termination of its personnel and compliance with applicable laws. Franchisee must sell wine and beer at the store and may opt to sell other alcoholic beverages. Franchisee is responsible for obtaining all required business licenses, including liquor licenses and to carry required insurance.

Any improvements or new concepts developed by a franchisee (such as improvements to proprietary recipes, equipment, merchandise or software) belong to us. Our franchise agreement contains confidentiality and non-disclosure covenants and franchisee must require its personnel to execute confidentiality and non-disclosure agreements.

We also operate 1 Hooters location in the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. Amergent started initially as an investor in Hooters of America and subsequently evolved into a franchisee operator. We continue to hold a minority investment in corporate owned Hooters. However, we do not currently intend to open additional Hooters restaurants and instead plan to utilize the cash flows from these two restaurants to support growth in our other fast casual brands.

Restaurant Geographic Locations

United States

We currently operate ABC, BGR and LBB restaurants in the United States. ABC is in North Carolina and New York. BGR operates company restaurants in the mid-Atlantic region of the United States, as well as franchise locations across the US and internationally. LBB operates in Oregon, Washington and North Carolina. We also operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

Europe

We currently own and operate one Hooters restaurant in the United Kingdom located in Nottingham, England.

Competition

The restaurant industry is extremely competitive. We compete with other restaurants on the taste, quality and price of our food offerings. Additionally, we compete with other restaurants on service, ambience, location and overall customer experience. We believe that we compete primarily with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants in general. Many of our competitors are well-established national, regional or local chains and many have greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant employees.

Proprietary Rights

We have trademarks and trade names associated with American Burger, BGR and Little Big Burger. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

We also use the “Hooters” mark and certain other service marks and trademarks used in our Hooters restaurant pursuant to our franchise agreements with Hooters of America.

Government Regulation

Environmental regulation

We are subject to a variety of federal, state and local environmental laws and regulations. Such laws and regulations have not had a significant impact on our capital expenditures, earnings or competitive position.

Local regulation

Our locations are subject to licensing and regulation by a number of government authorities, which may include health, sanitation, safety, fire, building and other agencies in the countries, states or municipalities in which the restaurants are located. Opening sites in new areas could be delayed by license and approval processes or by more requirements of local government bodies with respect to zoning, land use and environmental factors. Our agreements with our franchisees require them to comply with all applicable federal, state and local laws and regulations.

Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control. We are subject to various regulations by foreign governments related to the sale of food and alcoholic beverages and to health, sanitation and fire and safety standards. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.

Franchise Regulations

We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. We register the disclosure document in domestic and foreign jurisdictions that require registration for the sale of franchises. Our domestic franchise disclosure document complies with FTC Rule and various state disclosure requirements, and our international disclosure documents comply with applicable requirements.

We also must comply with state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees regarding charges, royalties and other fees; and place new stores near existing franchises. Bills intended to regulate certain aspects of franchise relationships have been introduced into the United States Congress on several occasions during the last decade, but none have been enacted.

Employment Regulations

We are subject to state and federal employment laws that govern our relationship with our employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our employees are paid at rates which are influenced by changes in the federal and state wage regulations. Accordingly, changes in the wage regulations could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits may result in additional cost increases and other effects in the future.

Gaming Regulations

We are also subject to regulations in Oregon where we operate gaming machines. Gaming operations are generally highly regulated and conducted under the permission and oversight of the state or local gaming commission, lottery or other government agencies.

Other Regulations

We are subject to a variety of consumer protection and similar laws and regulations at the federal, state and local level. Failure to comply with these laws and regulations could subject us to financial and other penalties.

Seasonality

The sales of our restaurants may peak at various times throughout the year due to certain promotional events, weather and holiday related events. For example, our domestic fast casual restaurants tend to peak in the Spring, Summer and Fall months when the weather is milder. Quarterly results also may be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Human Capital Resources

As of December 31, 2020, we had approximately 281 employees, including 3 in the United Kingdom, and 278 in the United States. We employ additional people on a part-time basis as needed.

Working Capital Practices

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. On March 27, 2020, Congress passed “The Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which included the “Paycheck Protection Program” (PPP) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of $2.1 million. On February 25, 2021, the Company received a second PPP loan of $2.0 million. These PPP loans may be forgiven if certain criteria are met.

Available Information

We are subject to the reporting requirements of the Exchange Act and, accordingly, we file annual reports, quarterly reports and other information with the Securities and Exchange Commission, or SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.amergenthg.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

RISKS RELATED TO DELINQUENT PAYROLL TAXES

Various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities prior to the current year when previous management was in place, and a failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2020, approximately $3.0 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition and results of operations. Interest and penalties on the remaining liability are accruing at approximately $15,000 per month.

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

As of December 31, 2020, there were eight restaurants that the Company had abandoned and maintained its operating lease liabilities as the Company had not negotiated the termination of the underlying leases with its landlord. Such liabilities amount to approximately $3.1 million at December 31, 2020 and are reflected as operating lease liabilities on the consolidated and combined balance sheet included in this report.

We are not contractually obligated to guarantee leasing arrangements between franchisees and their landlords.

RISKS RELATED TO CORONAVIRUS

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

RISKS RELATED TO MATERIAL WEAKNESS IN OUR INTERNAL CONTROL AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2020 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a deficiency related to our financial close process including maintaining a sufficient compliment of personnel commensurate with our accounting and financial reporting requirements, as well as development and extension of controls over the recording of journal entries and proper cutoff of accounts payable and accrued expenses at period end and in assessing agreements and the accounting treatment required to record the agreements correctly in the financial records.

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

RISKS RELATED TO OUR OPERATING LOSSES

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

Our financial statements as of and for the fiscal years ended December 31, 2019 and December 31, 2020 were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report related to our annual financial statements that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to refinance or extend our debt or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

RISKS RELATED TO OUR DEBT FINANCING ARRANGEMENTS AND SIGNNIFICANT SHAREHOLDERS

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

Oz Rey beneficially owns approximately 72.6% of our common stock and has right to appoint two directors to our board. Although Oz Rey does not currently hold any of our outstanding common stock, Oz Rey may greatly influence the outcome of all matters on which stockholders vote.

Because Oz Rey beneficially owns approximately 72.6% of our common stock (based on shares underlying 10% secured convertible debenture and currently exercisable warrants), it may greatly influence the outcome of all matters on which stockholders vote. Oz Rey LLC may also, upon reasonably notice to the Company, require the Company to include in its proxy materials, for any annual meeting of shareholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis, which would increase Oz Rey’s beneficial ownership of our common stock to approximately 72.6%. Oz Rey also has the right to appoint two directors to our board, which right Oz Rey has not yet exercised. As a result, Oz Rey is able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. (Beneficial ownership is calculated pursuant to Section 13d-3 of the Securities Exchange Act of 1934, as amended, and includes shares underlying derivative securities which may be exercised or converted within 60 days.)

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

RISKS RELATED TO OUR BUSINESS MODEL

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

As of December 31, 2020, there were eight restaurants that the Company had abandoned and maintained its operating lease liabilities as the Company had not negotiated the termination of the underlying leases with its landlord. Such liabilities amount to approximately $3.1 million at December 31, 2020 and are reflected as operating lease liabilities on the consolidated and combined balance sheet included in this report.

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

RISKS RELATED TO SPIN-OFF TRANSACTION

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

GENERAL RISKS RELATED TO OUR BUSINESS

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

GENERAL RISKS RELATED TO OUR COMMON STOCK

Trading volume in our common stock is limited, which could increase price volatility for, and reduced liquidity of, our common stock.

Trading volume in our common stock is limited and an active trading market for our shares of common stock may never develop or be maintained. The absence of an active trading market could increase price volatility and reduces the liquidity of our common stock and as a result, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

On February 16, 2021, the Company and the holders of the Series 2 Preferred Stock entered into a Waiver, Consent and Amendment to the Certificate of Designations (the “Waiver”). Pursuant to the Waiver, the Company filed the Second Amendment and Restated Certificate of Designations of Series 2 Convertible Preferred Stock (“Amended COD”) (i) providing for the extension of the True-Up Payment to April 1, 2021, (ii) providing for the deduction of proceeds to the original holders from sales of Series 2 Preferred for the True-Up Payment, with the Delaware Secretary of State and (iii) providing for a reduction in amount required to be held in a segregated cash account from $1,250,000 to $850,000.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Through our subsidiaries, we lease the land and buildings for 1 restaurant in Nottingham, United Kingdom, and 34 operating restaurant locations in the U.S. The terms for our leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Our corporate employees work out of the home offices

Our office and restaurant facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3. LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of December 31, 2020, approximately $3.0 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

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

During 2020 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 11 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2020, we had 14,282,736 shares of our common stock issued and outstanding, respectively, and approximately 254 shareholders of record and approximately 2,500 shareholders. Amergent’s common stock is quoted on the OTCQB market of the OTC Markets Group, Inc. under the symbol “AMGH”.

We currently have no expectation to pay cash dividends to holders of our common stock in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES

In April 1, 2020, in connection with and prior to the Merger and Spin-Off, pursuant to a securities purchase agreement between Chanticleer, Amergent, Oz Rey LLC, a Texas limited liability company (“Oz Rey”) and certain other purchasers dated April 1, 2020, Chanticleer was released from all of its obligations under its 8% secured debentures. The 8% debentures were cancelled. In exchange, Amergent (i) issued a 10% secured convertible debenture in principal amount of $4,037,889 in Amergent to Oz Rey, (iii) issued 10-year warrants to purchase up to 2,462,600 shares of common stock to Oz Rey and other original 8% debenture holders at an exercise price of $0.125, and (ii) issued a 10-year warrant to purchase 462,600 shares of common stock to Oz Rey at an exercise price of $0.50 ($0.50 Warrants”) and (iii) remitted $2,000,000 of the proceeds of the Merger to Oz Rey (minus $650,000 previously advanced, plus expenses). The 10% secured convertible debenture was originally convertible, at any time at the option of holder, at the lower of $0.10 per share and (b) the volume weighted average price for Amergent’s common stock 10 trading days immediately prior to delivery of the conversion notice. The warrants include a cashless exercise provision. The debenture and warrants include standard anti-dilution provisions as well as full-ratchet anti-dilution protection. The obligation is subject to a first priority security interest in substantially all the assets (excluding the segregated account securing the repayment of the guaranteed return on Series 2 Preferred and Spin-Off Entity Warrant) of Amergent and is guaranteed by all Amergent’s subsidiaries.

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

On February 16, 2021, the Company and the holders of the Series 2 Preferred Stock entered into a Waiver, Consent and Amendment to the Certificate of Designations (the “Waiver”). Pursuant to the Waiver, the Company filed the Second Amendment and Restated Certificate of Designations of Series 2 Convertible Preferred Stock (“Amended COD”) (i) providing for the extension of the True-Up Payment to April 1, 2021, (ii) providing for the deduction of proceeds to the original holders from sales of Series 2 Preferred for the True-Up Payment, with the Delaware Secretary of State and (iii) providing for a reduction in amount required to be held in a segregated cash account from $1,250,000 to $850,000.

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

EQUITY COMPENSATION PLANS

The Company does not have an equity compensation plan as of December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, Amergent is not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our audited consolidated financial statements as of and for the year ended December 31, 2020 and 2019 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Overview

As of December 31, 2020, we operated and franchised a system-wide total of 35 fast casual restaurants, of which 26 were company-owned and 9 were owned and operated by franchisees under franchise agreements. During the year ended December 31, 2020, we permanently closed 8 restaurants due to the COVID-19 pandemic.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 3 company-owned locations as of December 31, 2020 in North Carolina and New York. During 2020, ABC permanently closed 2 locations due to the COVID-19 pandemic. ABC is known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 7 company-owned locations as of December 31, 2020 and 9 franchisee-operated locations in the United States and the Middle East. During 2020, BRG permanently closed 1 location in the United States due to the COVID-19 pandemic.

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 15 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. During 2020, LBB permanently closed 4 locations due to the COVID-19 pandemic. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores and the partner supplied the capital to open the store in exchange for a noncontrolling interest.

As of December 31, 2020, we operated 1 company-owned Hooters full-service restaurant in the United Kingdom. No Hooters locations were operated in the United States as of December 31, 2020 as the Hooters Oregon location was permanently closed in 2020 as a result of COVID-19 pandemic. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. The Company started initially as an investor in corporate owned Hooters and, subsequently, evolved into a franchisee operator. We hold a minority investment stake in Hooters of America.

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

PPP Loan

On March 27, 2020, Congress passed “The Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which included the “Paycheck Protection Program” (PPP) for small businesses. On April 27, 2020, Amergent received a PPP loan of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company applied for forgiveness of the loan and the application is under review by the government agency administering the PPP. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

On February 25, 2021, we received an additional $2.0 million PPP loan. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $44,660 beginning June 25, 2022 through maturity. The loan may be forgiven if certain criteria are met.

EIDL Loan

On August 4, 2020, we obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the Small Business Administration (“SBA”) in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $299,900, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments, including principal and interest, are due monthly beginning August 4, 2021 in the amount of $1,762 monthly. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP loan.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Our results of operations are summarized below:

	Twelve Months Ended
	December 31, 2020		December 31, 2019
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$18,131,097	96.6%	$29,055,521	96.4%	(37.6)%
Gaming income, net	292,011	1.6%	462,507	1.5%	(36.9)%
Franchise income	340,808	1.8%	575,090	1.9%	(40.7)%
Management fee income	—	—%	50,000	0.2%	(100.0)%
Total revenue	18,763,916		30,143,118

Expenses
Restaurant cost of sales	5,749,876	31.7%	9,494,777	32.7%	(39.4)%
Restaurant operating expenses	13,194,583	72.8%	19,406,358	66.8%	(32.0)%
Restaurant pre-opening and closing expenses	287,768	1.6%	361,554	1.2%	(20.4)%
General and administrative expenses	4,691,541	25.0%	5,966,447	19.8%	(21.4)%
Asset impairment charge	1,578,464	8.4%	9,149,852	30.4%	(82.7)%
Depreciation and amortization	1,525,367	8.1%	1,842,352	6.1%	(17.2)%
Total expenses	27,027,599	144.0%	46,221,340	153.3%	(41.5)%
Operating loss	(8,263,683)		(16,078,222)
Other (expense) income:
Interest expense	(684,315)	(3.6)%	(673,573)	(2.2)%	1.6%
Change in fair value of derivative liabilities	616,200	3.3%	—	—%	—%
Change in the fair value of investment	(1,232,037)	(6.6)%	—	—%	—%
Debt extinguishment expense	(11,808,111)	(62.9)%	—	—%	—%
Gain on extinguishment of lease liability	506,185	2.7%	—	—%
Other income (expense)	281,293	1.5%	(617,837)	(2.0)%	(145.5)%
Total other expense	(12,320,785)		(1,291,410)
Loss before income taxes	(20,584,468)		(17,369,632)
Income tax expense	(6,505)	—%	(73,726)	(0.2)%	(91.2)%
Loss from continuing operations	(20,590,973)		(17,443,358)
Discontinued operations
Loss from discontinued operations, net of tax	—	—%	(1,021,674)	(3.4)%	(100.0)%
Consolidated net loss	$(20,590,973)		$(18,465,032)

* Restaurant cost of sales, operating expenses and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue decreased to $18.8 million for the year ended December 31, 2020 from $30.1 million for the year ended December 31, 2019.

	Year Ended December 31, 2020
	Amount	% of Revenue*
Restaurant sales, net	$18,131,097	96.6%
Gaming income, net	292,011	1.6%
Franchise income	340,808	1.8%
Management fee income	—	—%
Total revenue	$18,763,916	100%

	Year Ended December 31, 2019
	Amount	% of Revenue*
Restaurant sales, net	$29,055,521	96.4%
Gaming income, net	462,507	1.5%
Franchise income	575,090	1.9%
Management fee income	50,000	0.2%
Total revenue	$30,143,118	100%

●	Revenue from Restaurant sales decreased 37.6% to $18.1 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The primary reason for the decline was due to COVID-19 pandemic restrictions, where a portion of the restaurants were temporarily closed, and the units that remained open were only able to provide take-out and delivery orders for customers due to government restrictions and mandates. Additionally, there was a decline in revenue from the closure of of non-performing stores. For the year ended December 31, 2020, the Company permanently closed 8 stores. These permanently closed stores provided revenue of $0.6 million for the year ended December 31, 2020, versus $3.6 million for the comparable 2019 period.

●	Gaming income decreased 36.9% to $0.3 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The primary reason for this decline was due to the affect COVID-19 pandemic had on operations. The gaming location in Portland was totally shut down for 6 weeks in 2020 due to COVID-19 during the months of April and May.

●	Franchise Income decreased 40.7% to $0.3 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The primary reason for this decline was due to the affect COVID-19 pandemic had on revenue of franchise locations.

Restaurant cost of sales

Restaurant cost of sales decreased to $5.7 million for the year ended December 31, 2020 from $9.5 million for the year ended December 31, 2019. The percent of restaurant sales decreased to 31.7% for the year ended December 31, 2020 from 32.7% for the year ended December 31, 2019. The overall decrease in cost of sales was due to the 37.6% decline in restaurant revenue to $18.1 million for the year ended December 31, 2020 compared to $29.1 million for the year ended December 31, 2019.

Restaurant operating expenses

Restaurant operating expenses decreased to $13.2 million for the year ended December 31, 2020 from $19.4 million for the year ended December 31, The overall decrease of restaurant operating expenses was driven by the overall decline of revenue as described in the revenue section above, and the corresponding adjustment of labor at the store level and tighter controls of store level operating expenses.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $0.3 million for the year ended December 31, 2020 compared with $0.4 million for the year ended December 31, 2019. The decrease is primarily due to no new restaurants opening in the year ended December 31, 2020, compared to one restaurant that incurred pre-opening expenses in the year ended December 31, 2019.

General and administrative expense (“G&A”)

G&A expenses decreased to $4.7 million for the year ended December 31, 2020, from $6.0 million for the year ended December 31, 2019. The decreased in G&A was driven by the reduction of Salaries and benefits resulting from the departure of two senior management personnel, a reduction in Advertising, insurance and other resulting from decreased expenditures due to store closures and the COVID-19 pandemic, and a reduction in travel and entertainment due to not having to manage unionization efforts that occurred in 2019, and improvements in management of operations. The decreases were slightly offset by increases in Audit, legal and other professional services resulting from the Company filing its Form-10 in 2020 for the Merger transaction. Significant components of G&A are summarized as follows:

	Year Ended December 31,
	2020	2019
Audit, legal an other professional services	$2,013,247	$1,887,919
Salary and benefits	1,998,070	2,375,592
Advertising, insurance and other	492,672	1,387,719
Shareholder services and fees	169,325	114,864
Travel and entertainment	18,227	200,353
Total G&A Expenses	$4,691,541	$5,966,447

Asset impairment charges

Asset impairment charges decreased to $1.6 million for the year ended December 31, 2020, compared to $9.1 million in the year ended December 31, 2019. During 2019, we recognized impairment charges related to the closure of three BGR locations, a Hooters location, and one American Burger location. We also recognized impairment charges related to our Hooters Nottingham location of approximately $1.0 million, and an impairment of $1.0 million related to the Hooters in Portland, Oregon. Due to the adoption of ASC 842 and termination fees from the above-mentioned store closures, the Company recognized another $5.2 million impairment in the year ended December 31, 2019.

In the 2020 period, the Company recorded an impairment on tradenames/trademarks of approximately $0.3 million, property and equipment of approximately $0.8 million and right of use asset of approximately $0.5 million primarily due to the lower level of cash flow at the store level along with the permanent closures related to the impact of COVID-19 on operations.

Depreciation and amortization

Depreciation and amortization expense was $1.5 million for the year ended December 31, 2020, compared to $1.8 million for the year ended December 31, 2019. The Company has curtailed opening new stores in the past several years and in making acquisitions of property and equipment due to its financial condition. Recent impairments of property and equipment and intangible assets have caused a decrease in the gross value of the underlying assets thereby resulting in a decrease in depreciation and amortization expense.

Other (expense) income

Interest expense for the year ended December 31, 2020 of $0.7 million was comparable to the comparative period in 2019. This is consistent with the Company’s debt load at the end of each period of approximately $6.7 million for the year ended December 31, 2020 and $6.6 million for the year ended December 31, 2019.

During the year ended December 31, 2020 the change in fair value of derivative liabilities was income of $0.6 million. The derivative liabilities arise from transactions in 2020 and as such, there was no amount in 2019. The derivative liabilities were marked to market at each quarter end through August 2020. An amendment was entered into on August 17, 2020 (see Note 7 in the financial statements) which eliminated the requirement to continue to mark-to-market these instruments.

In connection with the Merger, the Company obtained warrants to purchase 186,101 shares of Sonnet at $0.001 per share. The warrants were exercised in a cashless transaction in November 2020 resulting in the Company receiving 185,422 shares of Sonnet. The share price of Sonnet decreased from $8.76 at April 1, 2020 (the Merger date) to $2.23 at December 31, 2020 causing a loss on investment of $1.2 million for the year ended December 31, 2020. The shares will continue to be recorded at fair value until the securities are sold.

On April 1, 2020, the Company exchanged the then existing 8% non-convertible notes for 10% convertible notes. Warrants to purchase common stock were also issued in connection with the issuance of the new notes. The Company recorded a $11.8 million loss on the extinguishment of the 8% notes based on the difference in the carrying value of the old notes and the fair value of the new notes and warrants issued. See Note 7 to the financial statements for further discussion. There were no similar transactions in the year ended December 31, 2019.

In the year ended 2020, the Company recognized a gain on the extinguishment of lease liabilities of $0.5 million due to the derecognition of lease liabilities resulting from the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic. There were no similar transactions in the year ended December 31, 2019.

Other income was $0.3 million for the year ended December 31, 2020 compared to other expense of ($0.6) million for the year ended December 31, 2019. During the year ended December 31, 2019 an expense of $0.4 million was recorded for the write down of an investment in Hooters of America. The item did not re-occur in 2020. During the year ended December 31, 2020, the Company recognized approximately $0.2 million of income related to the remeasurement of right of use lease liabilities.

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(5,616,136)	$(4,046,550)
Net cash used in investing activities	(63,751)	678,669
Net cash provided by financing activities	7,107,141	3,343,397
Effect of foreign currency exchange rates	533	1,390
	$1,427,787	$(23,094)

Cash used in operating activities was approximately $5.6 million for the year ended December 31, 2020 compared to cash used in operating activities of approximately $4.0 million for the year ended December 31, 2019. This use of cash was primarily driven by the net loss of $21.1 million and $17.4 million in the years ended December 31, 2020 and 2019, respectively. Losses were also offset by non-cash charges to operations of $16.2 million and $13.1 in the years ended December 31, 2020 and 2019, respectively. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

Cash used in investing activities for the year ended December 31, 2020 was $0.06 million compared to cash provided of $0.7 million for the year ended December 31, 2019. Cash used in investing activities in 2020 was for the purchase of property and equipment. The cash provided from investing activities in 2019 was related to $0.5 million received from the sale of assets, $0.3 million from tenant improvement allowances offset by $0.5 million of expenditures for property and equipment.

Cash provided by financing activities for the year ended December 31, 2020 was approximately $7.1 million compared to cash provided by financing activities of approximately $3.3 million for the year ended December 31, 2019. The primary drivers of the cash provided by financing activities during 2020 was proceeds from the bridge preferred equity investment, proceeds from the exercise of warrants, and the $5.4 million of net Merger Consideration received. The primary driver of the cash provided from financing activities in 2019 were proceeds received from a rights offering and contributions received from a non-controlling interest.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of December 31, 2020, our cash balance was $1,928,804, of which $1,250,336 was restricted cash, our working capital deficiency was $12,281,398 and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;
●	our ability to qualify for and access financial stimulus programs available through federal and state government programs;
●	our ability to refinance or otherwise extend maturities of current debt obligations;
●	our ability to manage our operating expenses and maintain gross margins;
●	popularity of and demand for our fast-casual dining concepts; and
●	general economic conditions and changes in consumer discretionary income.

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

As a result of the Merger discussed in the audited consolidated and combined financial statements, on April 1, 2020, Amergent received gross proceeds of $6,000,000 in cash and warrants to purchase 186,161 shares of the Company’s common stock of Sonnet as well as paid down and refinanced certain debt obligations. Even considering the additional liquidity on April 1, 2020, proceeds from the PPP loan on April 27, 2020 and Febuary 25, 2021, and EIDL loans on April 4, 2020, the Company expects to be required to seek additional debt or equity funding to maintain ongoing operations and there can be no assurances that such funding would be available at commercially reasonable terms, if at all.

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

The consolidated and combined financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our reported results of operations and financial position are dependent upon the application of certain accounting policies and estimates that require subjective or complex judgments. Such estimates are inherently uncertain and changes in such estimates could have a significant impact on reported results and balances for the periods presented as well as future periods. The following is a description of what we consider to be our most critical accounting policies.

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

Estimated Lease Termination and Other Closing Costs

Once we have determined that a restaurant location is to be closed, we estimate the expected proceeds to be received from such disposal and impair the carrying value of the net assets of such locations to this estimate and report these net assets as assets held for sale. Our estimate of disposal proceeds is dependent upon multiple assumptions including our ability to identify a buyer as well as the general market for commercial real estate at the expected time of disposal. Actual results could significantly differ from these estimates, which could result in a significant impact to reported operations in future periods. Assets that have been impaired to their estimated disposal proceeds are maintained at the lower of this new carrying value or the most recently developed estimate of eventual proceeds.

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

Due to the continued impact of this pandemic on the Company’s business, management performed an impairment analysis of its long-lived assets at each quarter end in 2020, including December 31, 2020, and determined that the carrying value of the Company’s trade name/trademark intangible asset, property and equipment and operating lease assets were impaired for an aggregate amount of $1.6 million. The determination was based on the best judgment of management for the future of the asset and on information known at the time of the assessment.

Goodwill

Goodwill is not subject to amortization but is tested at least annually or when impairment indicators are present. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, a quantitative assessment is performed to calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company’s decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock. Impairment is measured as the excess of carrying value of the goodwill to its estimated fair value. Due to the ongoing impact of the COVID-19 pandemic on the Company’s business, management performed an impairment analysis of goodwill as of each quarter end in 2020, including December 31, 2020. No goodwill impairment was required in 2020.

Derivative Liability

Accounting for the derivative liability relating to the Company’s true-up payment, warrants and debt conversion feature requires Amergent’s management to exercise judgment and make estimates and assumptions regarding fair value. Each derivative liability was initially recorded at fair value upon the date of issuance and is subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statement of operations until the liability expires or qualifies for equity classification. See note 11 to the combined consolidated financial statements for a discussion of these liabilities. At December 31, 2020, the only remaining derivative liability was related to a true-up payment. Changes in the fair value of the true-up payment will continue to be recognized until it is settled.

Modification of Debt

When we change the terms of existing notes payable, we evaluate the amendments under ASC 470-50, Debt Modification and Extinguishment to determine whether the change should be treated as a modification or as a debt extinguishment. This evaluation includes analyzing whether there are significant and consequential changes to the economic substance of the note. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in these relationships.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact the our financial position and results of operations is disclosed in Note 2 to the consolidated and combined financial statements included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Amergent is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS

Amergent Hospitality Group, Inc and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amergent Hospitality Group Inc. and Subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Amergent Hospitality Group Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive loss, equity (deficit), and cash flows for the years then ended, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred $20.6 million in losses for the year ended December 31, 2020, that included $1.6 million in asset impairments, and the Company has a working capital deficit of approximately $12.3 million as of December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets and Operating Lease Assets

Critical Audit Matter Description

The Company periodically evaluates the carrying amount of long-lived assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. As a result of the material reduction in net revenues during fiscal 2020, the Company performed its impairment analysis at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of long-lived assets and operating lease assets, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. As of December 31, 2020, long-lived assets aggregated to $4.5 million and operating lease assets aggregated to $9.5 million. During fiscal year 2020, the Company recorded impairment charges of $833,000 and $486,000 to long-lived assets and operating lease assets, respectively.

Inherent in the impairment analysis of long-lived assets and operating lease assets are certain significant judgments and estimates related to forecasted cash flows and revenues. As disclosed by management, changes in these assumptions can significantly impact the valuation of long-lived assets and operating lease assets, and the impairment charge that is recorded.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted cash flows and sales used in the long-lived asset and operating lease asset impairment analyses included the following:

-	We obtained an understanding of the relevant controls related to management’s evaluation of long-lived asset impairment analyses.

-	We performed procedures including reviewing the sensitivity over the assumptions used in the impairment analysis to assess their impact on the determination of fair value.

-	We evaluated the reasonableness of management’s cash flow forecasts by comparing the forecasts to historical performance, considering industry-wide trends in current year actual financial performance and management expectations for future performance.

-	Testing completeness and accuracy of the assets that were tested for impairment.

Impairment Assessment of Goodwill and Indefinite-Lived Intangible Assets

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company had a goodwill balance of $8.6 million, and an indefinite lived tradename balance of $2.3 million at December 31, 2020.

-	Goodwill and indefinite-lived intangible assets are tested for impairment at least annually at the reporting unit level or more frequently when events occur, or circumstances change. The evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of the asset exceeds its fair value, an impairment charge is recorded.

The Company utilized a third-party consultant to perform an impairment test on both goodwill and indefinite-lived intangible assets. As the Company has a single reporting unit, management utilized a market capitalization approach in determining the fair value of the entity as part of the impairment assessment of goodwill. The Company utilized a relief from royalty method to estimate the fair value of indefinite-lived tradenames. As disclosed by management, changes in key assumptions in the relief from royalty approach could have a significant impact on the estimate of future cash flows and therefore, on the amount of any impairment charge. The determination of an impairment indicator on goodwill and finite-lived intangible assets requires management judgments and involves significant assumptions.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

-	We obtained an understanding of the relevant controls related to management’s evaluation of goodwill and other indefinite-lived asset impairment analyses.

-	Reviewing and independently corroborating management’s estimate of the fair value of the Company, which consists of a single reporting unit, utilizing a market capitalization approach.

-	Evaluated management’s determination of reporting units and segments

-	Reviewing management’s inputs, assumptions and projections utilized in the estimation of the fair value of the Company’s indefinite-lived tradenames.

-	Testing completeness and accuracy of the data used in impairment analyses.

-	Performed sensitivity analyses over the Company’s annual goodwill and indefinite-lived tradename impairment analyses.

Complex Debt and Equity Transactions

Critical Audit Matter Description

As described in Note 11 of the consolidated financial statements, the Company entered into multiple complex debt and equity transactions during the year ended December 31, 2020. During the first quarter of 2020, the Company issued Preferred Series 2 instruments that included a provision guaranteeing holders to a minimum investment return to be settled in cash, if necessary, at a future date. This provision was determined to be a derivative liability and has been included on the consolidated balance sheet as a liability and reported at fair value each reporting period. During the second quarter of 2020, the Company restructured its non-convertible debt to convertible debt. The restructuring arrangement also resulted in the Company issuing warrants to the debtholder. The restructuring was determined to be an extinguishment of the original debt, resulting in a recognized loss on extinguishment of $11.8 million on the consolidated statement of operations for the year ended December 31, 2020. Additionally, management determined that the conversion feature and attached warrants associated with the new debt should be recorded as derivative liabilities. These derivative liabilities were carried at fair value on the consolidated balance sheet until the third quarter, when the convertible debt was amended to remedy the conditions that originally gave rise to the derivative liability classification. Management utilized outside valuation specialists to assist them in the development of the fair value of these instruments.

We identified these complex debt and equity instruments as a critical audit matter because of the judgments necessary to determine the periodic fair values of the underlying derivative liability instruments. This required extensive audit effort due to the complexity of the instruments. Additionally, there was considerable judgment on the part of management in determining the initial and subsequent classification of these instruments as liabilities, temporary equity or permanent equity.

How the Critical Audit Matter Was Addressed in the Audit

-	We obtained an understanding of the relevant controls related to management’s identification and valuation of derivative liabilities.

-	With the assistance of fair value specialists, we independently evaluated the reasonableness of the inputs and methodologies utilized to develop the estimated periodic fair values of the underlying derivative instruments.

-	We reviewed management’s analysis of proper classification of complex instruments and assessed their compliance with relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina

April 15, 2021

Amergent Hospitality Group, Inc and Subsidiaries

Consolidated and Combined Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$678,468	$500,681
Restricted cash	1,250,336	336
Investments	413,268	—
Accounts and other receivables	314,043	131,887
Inventories	172,695	287,111
Prepaid expenses and other current assets	290,227	249,579
TOTAL CURRENT ASSETS	3,119,037	1,169,594
Property and equipment, net	3,702,894	5,630,490
Operating lease assets	9,529,443	11,668,026
Intangible assets, net	3,043,885	3,656,995
Goodwill	8,591,149	8,567,888
Investments	365,001	381,397
Deposits and other assets	295,930	309,462
Assets of discontinued operations	—	149,000
TOTAL ASSETS	$28,647,339	$31,532,852

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,667,268	$8,165,195
Current maturities of long-term debt and notes payable	2,338,978	6,630,961
Current operating lease liabilities	4,209,389	3,299,309
Derivative liabilities	184,800	—
TOTAL CURRENT LIABILITIES	15,400,435	18,095,465

Redeemable preferred stock Series 1: no par value; 0 and 62,876 shares issued and outstanding, net of discount of $0 and $139,131 at December 31, 2020 and December 31, 2019, respectively	—	709,695
Long-term operating lease liabilities	10,677,862	14,382,354
Contract liabilities	794,989	959,445
Deferred tax liabilities	108,809	102,304
Long-term debt and notes payable, net of current maturities	539,734	—
Convertible debt, net of debt discount of $223,681 at December 31, 2020	3,814,208	—
Liabilities of discontinued operations	—	435,600
TOTAL LIABILITIES	31,336,037	34,684,863

Commitments and contingencies (see Note 12)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 and no shares; 787 and no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	459,608	—

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 and 45,000,000 shares; 14,282,736 and 10,404,347 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,428	1,041
Additional paid-in-capital	92,433,344	71,505,989
Accumulated deficit	(94,587,482)	(75,068,385)
Accumulated other comprehensive loss	(25,916)	(46,437)
Total Amergent Hospitality Group, Inc., Stockholders’ Deficit	(2,178,626)	(3,607,792)
Non-controlling interests	(969,680)	455,781
TOTAL STOCKHOLDERS’ DEFICIT	(3,148,306)	(3,152,011)
TOTAL LIABILITIES, REDEEMABLE SHARES AND STOCKHOLDERS’ DEFICIT	$28,647,339	$31,532,852

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Consolidated and Combined Statements of Operations

	Year Ended
	December 31, 2020	December 31, 2019
Revenue:
Restaurant sales, net	$18,131,097	$29,055,521
Gaming income, net	292,011	462,507
Franchise income	340,808	575,090
Management fee income	—	50,000
Total revenue	18,763,916	30,143,118
Expenses:
Restaurant cost of sales	5,749,876	9,494,777
Restaurant operating expenses	13,194,583	19,406,358
Restaurant pre-opening and closing expenses	287,768	361,554
General and administrative expenses	4,691,541	5,966,447
Asset impairment charge	1,578,464	9,149,852
Depreciation and amortization	1,525,367	1,842,352
Total expenses	27,027,599	46,221,340
Operating loss	(8,263,683)	(16,078,222)
Other (expense) income:
Interest expense	(684,315)	(673,573)
Change in fair value of derivative liabilities	616,200	—
Change in the fair value of investment	(1,232,037)	—
Debt extinguishment expense	(11,808,111)	—
Gain on extinguished lease liabilities	506,185	—
Other income (expense)	281,293	(617,837)
Total other expense	(12,320,785)	(1,291,410)
Loss before income taxes	(20,584,468)	(17,369,632)
Income tax expense	(6,505)	(73,726)
Loss from continuing operations	(20,590,973)	(17,443,358)
Discontinued operations
Loss from discontinued operations, net of tax	—	(1,021,674)
Consolidated net loss	(20,590,973)	(18,465,032)
Less: Net loss attributable to non-controlling interests	619,552	402,386
Less: Net loss attributable to non-controlling interest of discontinued operations	—	336,262

Net loss attributable to Amergent Hospitality Group Inc.	(19,971,421)	(17,726,384)
Dividends on redeemable preferred stock	(28,219)	(112,238)
Net loss attributable to common shareholders of Amergent Hospitality Group Inc.	$(19,999,640)	$(17,838,622)

Net loss attributable to Amergent Hospitality Group, Inc. per common share, basic and diluted	$(1.46)	$(2.56)

Net loss attributable to Amergent Hospitality Group, Inc. before discontinued operations per common share, basic and diluted	$(1.46)	$(2.46)
Weighted average shares outstanding, basic and diluted	13,708,985	6,978,848

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Consolidated and Combined Statements of Comprehensive Loss

	Year Ended
	December 31, 2020	December 31, 2019
Net loss attributable to Amergent Hospitality Group	$(19,971,421)	$(17,726,384)
Foreign currency translation gain	20,521	155,678
Comprehensive loss	$(19,950,900)	$(17,570,706)

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Consolidated and Combined Statements of Stockholders’ Deficit

Year Ended December 31, 2020

	(Temporary equity) Preferred Series 2		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2019	—	$—	10,404,347	$1,041	$71,505,989	$(75,068,385)	$(46,437)	$455,781	$(3,152,011)
Common stock:
Preferred unit dividend	—	—	37,518	4	19,519	(28,219)	—	—	(8,696)
Exercise of warrants	—	—	2,414,022	241	1,528,867	(325,366)	—	—	1,203,742
Preferred shares - Series 2:									—
Issuance of shares, net of transaction costs of $95,000	1,500	1,405,000	—	—	—	—	—	—	—
Bifurcation of derivative liability	—	(529,000)	—	—	—	—	—	—	—
Beneficial conversion feature	—	(729,000)	—	—	729,000	—	—	—	729,000
Preferred stock deemed dividend	—	729,000	—	—	(729,000)	—	—	—	(729,000)
Conversion of Series 2 preferred to common	(713)	(416,392)	1,426,849	142	416,255	—	—	—	416,397
Reclassification of warrants and conversion feature	—	—	—	—	11,894,000	—	—	—	11,894,000
Warrant issued for True-Up Payment extension	—	—	—	—	28,060	—	—	—	28,060
Cash consideration of merger consideration, net of transaction costs of $588,255	—	—	—	—	5,411,745	—	—	—	5,411,745
Contribution of warrant portion of merger consideration	—	—	—	—	1,628,909	—	—	—	1,628,909
Foreign currency translation	—	—	—	—	—	—	20,521	—	20,521
Reclassification of non-controlling interest	—	—	—	—	—	805,909	—	(805,909)	—
Net loss	—	—	—	—	—	(19,971,421)	—	(619,552)	(20,590,973)
Balance, December 31, 2020	787	$459,608	14,282,736	$1,428	$92,433,344	$(94,587,482)	$(25,916)	$(969,680)	$(3,148,306)

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

Year ended December 31, 2019

	(Temporary equity) Preferred Series 2		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2018	—	$—	3,715,444	$373	$64,756,903	$(57,124,673)	$(202,115)	$827,037	$8,257,525
Common stock and warrants issued for:
Preferred unit dividend	—	—	77,975	7	77,144	(112,238)	—	—	(35,087)
Director fees	—	—	194,475	19	336,940	—	—	—	336,959
Consulting services	—	—	36,765	4	117,087	—	—	—	117,091
Subscriptions pursuant to rights offerings, net	—	—	3,009,733	300	2,614,315	—	—	—	2,614,615
Accrued interest on note payable	—	—	10,400	1	13,839	—	—	—	13,840
Exercise of warrants at reduced price	—	—	239,555	24	258,144	(105,090)	—	—	153,078
Share-based compensation	—	—	45,000	5	126,829	—	—	—	126,834
Stock issued to settle convertible debt and note payable	—	—	3,075,000	308	3,074,692	—	—	—	3,075,000
Foreign currency translation	—	—	—	—	—	—	155,678	—	155,678
Shareholder payment for short swing	—	—	—	—	1,676	—	—	—	1,676
Non-controlling interest contributions	—	—	—	—	—	—	—	575,000	575,000
Non-controlling interest distributions	—	—	—	—	—	—	—	(79,188)	(79,188)
Reclassification of non-controlling interest	—	—	—	—	128,420	—	—	(128,420)	—
Net loss	—	—	—	—	—	(17,726,384)	—	(738,648)	(18,465,032)
Balance, December 31, 2019	—	$—	10,404,347	$1,041	$71,505,989	$(75,068,385)	$(46,437)	$455,781	$(3,152,011)

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Consolidated and Combined Statements of Cash Flows

	Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss from continuing operations	$(20,590,973)	$(18,465,032)
Net income from discontinued operations	—	1,021,674
Net loss	(20,590,973)	(17,443,358)

Adjustments to reconcile net loss to net cash flows from continuing operations
Depreciation and amortization	1,525,367	1,842,352
Amortization of operating lease assets	1,081,052	1,701,962
Asset impairment charges	1,578,466	9,149,852
Gain from extinguished lease liabilities	(506,185)	—
ROU liability remeasurement	(224,317)	—
Warrant issued for True-Up Payment extension	28,060	—
Write down of investment	—	435,000
Common stock and warrants issued for services	—	24,507
Stock-based compensation	—	126,829
Loss on warrant inducement	—	105,089
Loss (gain) on investments	1,232,037	(21,616)
Gain on tax settlements	—	(195,982)
Amortization of debt discount	134,208	—
Loss on extinguishment of redeemable Series 1 Preferred	161,900	—
Loss on debt extinguishment	11,808,111	—
Gain on derivative liabilities revaluation	(616,200)	—
Change in assets and liabilities
Accounts and other receivables	(33,444)	180,431
Prepaid and other assets	(29,302)	(152,588)
Inventories	107,686	(68,163)
Accounts payable and accrued expenses	377,248	2,134,821
Change in amounts payable to related parties	—	(185,726)
Deferred income taxes	6,505	25,539
Operating lease liabilities	(1,491,899)	(1,793,197)
Contract liabilities	(164,456)	(215,061)
Net cash flows from operating activities	(5,616,136)	(4,349,309)
Net cash used in operating activities from discontinued operations	—	302,759
Net cash used in operations	(5,616,136)	(4,046,550)

Cash flows from investing activities:
Purchase of property and equipment	(63,751)	(472,882)
Proceeds from tenant improvement allowances	—	335,075
Proceeds from sale of assets	—	525,872
Net cash flows provided by (used in) investing activities	(63,751)	388,065
Net cash used in investing activities from discontinued operations	—	290,604
Net cash provided by (used in) investing activities	(63,751)	678,669

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	—	153,055
Proceeds from rights offerings, net	—	2,694,530
Proceeds from Series 2 Preferred	1,405,000	—
Proceeds from warrant exercises	885,046	—
Redemption of Series 1 Preferred	(880,290)	—
Loan proceeds	2,991,676	—
Loan repayments	(2,706,036)	—
Merger consideration, net	5,411,745	—
Distributions to non-controlling interests	—	(79,188)
Contributions from non-controlling interests	—	575,000
Net cash flows provided by financing activities	7,107,141	3,343,397
Net cash used in financing activities from discontinued operations	—	—
Net cash flows provided by financing activities	7,107,141	3,343,397
Effect of exchange rate of cash	533	1,390
Net increase (decrease) in cash and restricted cash	1,427,787	(23,094)
Cash and restricted cash, beginning of year	501,017	524,111
Cash and restricted cash, end of year	$1,928,804	$501,017

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Consolidated and Combined Statements of Cash Flows

	Year Ended
	December 31, 2020	December 31, 2019
Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$471,707	$556,352
Income taxes	$25,956	$110,707

Non-cash investing and financing activities
Preferred stock dividends paid through issuance of common stock	$19,523	$77,144
Common stock issued for the payment of directors fees	$—	$444,119
Convertible debt and notes payable settled through subscriptions in the rights offerings	$—	$3,075,000
Fixed asset additions included in accounts payable and accrued expenses at year end	$—	$330,771
Conversion of Preferred stock - Series 2 to common stock	$416,392	$—
Accrued interest paid through warrant exercise	$318,700	$—
Bifurcation of derivative liability from Preferred Stock - Series 2	$529,000	$—
Warrant portion of merger consideration	$1,628,909	$—
Reclassification of warrants and conversion feature from liability to equity	$11,894,000	$—

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The consolidated and combined financial statements include the accounts of Amergent and its subsidiaries presented below:

Amergent Hospitality Group,. Inc	Jurisdiction of Incorporation	Percent owned

American Roadside Burgers, Inc.	DE, USA
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%
American Burger Prosperity, LLC	NC, USA	50%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%
BGR Acquisition, LLC	NC, USA	100%
BGR Franchising, LLC	VA, USA	100%
BGR Operations, LLC	VA, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%
BGR Annapolis, LLC	MD, USA	100%
BGR Arlington, LLC	VA, USA	46%
BGR Columbia, LLC	MD, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Old Keene Mill, LLC	VA, USA	100%
BGR Washingtonian, LLC	MD, USA	46%
Capitol Burger, LLC	MD, USA	100%
BT Burger Acquisition, LLC	NC, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%
LBB Acquisition, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%
LBB Hassalo LLC	OR, USA	80%
LBB Platform LLC	OR, USA	80%
LBB Capitol Hill LLC	WA, USA	50%
LBB Franchising LLC	NC, USA	100%
LBB Green Lake LLC	OR, USA	50%
LBB Lake Oswego LLC	OR, USA	100%
LBB Magnolia Plaza LLC	NC, USA	50%
LBB Multnomah Village LLC	OR, USA	50%
LBB Progress Ridge LLC	OR, USA	50%
LBB Rea Farms LLC	NC, USA	50%
LBB Wallingford LLC	WA, USA	50%
LBB Downtown PDX LLC	WA, USA	100%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%
Jantzen Beach Wings, LLC	OR, USA	100%
Oregon Owl’s Nest, LLC	OR, USA	100%
West End Wings LTD	United Kingdom	100%

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of December 31, 2020, the Company’s cash balance was $1,928,804, of which $1,250,336 was restricted cash, its working capital deficiency was $12,281,398 and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;
●	our ability to qualify for and access financial stimulus programs available through federal and state government programs;
●	our ability to refinance or otherwise extend maturities of current debt obligations;
●	our ability to manage our operating expenses and maintain gross margins;
●	popularity of and demand for our fast-casual dining concepts; and
●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

On February 7, 2020, the Company entered into a Securities Purchase Agreement for the sale (the “Bridge Financing”) of up to 1,500 shares of a new series of convertible preferred stock of the Company (the “Series 2 Preferred Stock”) with an institutional investor for gross proceeds to the Company of up to $1,500,000 (the “Preferred Securities Purchase Agreement”). The transaction occurred in two closings, the first of which, for 1,000 shares, occurred in mid-February 2020, and the second of which, for 500 shares, occurred in March 2020. In March 2020, an aggregate of 713 shares of Series 2 Preferred Stock were converted into 1,426,849 shares of common stock. In connection with the Merger, all outstanding shares of the Series 2 Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent. At December 31,2021, 787 shares of Series 2 Preferred Stock were outstanding.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact. However, there can be no certainty regarding the length and severity of the outbreak and as such its ultimate financial impact on the Company’s operations.

On March 27, 2020, Congress passed “The Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which included the “Paycheck Protection Program” (PPP) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. On February 25, 2021, the Company received an additional $2.0 million PPP loan (see Note 13).

The $2.1 million note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company applied for forgiveness of the loan and the application is under review by the government agency administering the PPP. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

As a result of the Merger on April 1, 2020, Amergent received $6,000,000 in gross proceeds from Sonnet and a warrant to purchase 186,161 shares of Sonnet’s common stock, as well as paid down and refinanced certain debt obligations. On November 17, 2020, the Company exercised its warrant to purchase Sonnet common stock and sold 100 shares in 2020. The remaining shares are held as investments and are carried at fair value at December 31, 2020 (see Note 4).

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Even considering the additional liquidity obtained on April 1, 2020 in connection with the Merger and through the PPP loan proceeds received on April 27, 2020 and February 25, 2021, among other financing events, the Company expects to have to seek additional debt or equity funding to support operations and there can be no assurances that such funding would be available at commercially reasonable terms, if at all.

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

The accompanying consolidated and combined financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated and combined financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The consolidated and combined financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include valuing derivatives, options and warrants using the Binomial Lattice and Black-Scholes models, and analysis of the recoverability of goodwill and long-lived assets. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing COVID-19 pandemic and the COVID-19 control responses.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2020
Assets (Note 4)
Common stock of Sonnet	$413,268		$—	$413,268
Liabilities (Note 11)
True-up provision of Convertible Preferred Series 2	$—	$—	$184,800	$184,800

Inputs used in the Company’s Level 3 calculation of fair value are discussed in Note 11.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

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

CASH

Cash consists of deposits held at financial institutions and is stated at fair value. The Company limits its credit risk associated with cash by maintaining its bank accounts at major financial institutions.

RESTRICTED CASH

As of December 31, 2020 and 2019, the Company maintained restricted cash of $1,250,336 and $336, respectively. The $1,250,000 of restricted cash held at December 31, 2020 is collateral for the true-up provision discussed in Note 11. The restricted cash is maintained in a segregated bank account.

For purposes of the cash flow statements, the restricted cash is aggregated with cash of $678,468 and $500,681 to arrive at total cash and restricted cash of $1,928,804 and $501,017 at December 31, 2020 and 2019, respectively.

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2020 and 2019, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

INVENTORIES

Inventories are recorded at the lower of cost (first-in, first-out method) or net realizable value, and consist primarily of restaurant food items, supplies, beverages and merchandise.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization, which includes amortization of assets held under capital leases, are recorded generally using the straight-line method over the estimated useful lives of the respective assets or, if shorter, the term of the lease for certain assets held under a capital lease. Leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs that do not improve or extend the useful lives of the assets are not considered assets and are charged to expense when incurred.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The estimated useful lives used to compute depreciation and amortization are as follows:

Leasehold improvements	5-15 years
Restaurant furnishings and equipment	3-10 years
Furniture and fixtures	3-10 years
Office and computer equipment	3-7 years

INTANGIBLE ASSETS

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. Certain of the Company’s trade name/trademarks have been determined to have a definite-lived life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated and combined statements of operations and comprehensive loss. Certain of the Company’s trade name/trademarks have been classified as indefinite-lived intangible assets and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

During the third quarter of 2019 and continuing in 2020, the Company determined that triggering events occurred some of which were related to the COVID-19 outbreak requiring management to review the certain long-lived assets for impairment. As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business, management has performed an impairment analysis of its long-lived assets at each quarter end in 2020 including December 31, 2020 and determined that the carrying value of the Company’s trade name/trademark intangible asset, property and equipment and operating lease assets (see notes 5,6, and 12 for further discussion) were impaired. The determination was based on the best judgment of management for the future of the asset and on information known at the time of the assessment.

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

As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business, management has performed an impairment analysis of goodwill as of each quarter end in 2020, including December 31, 2020.

When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, a quantitative assessment is performed to calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company’s decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.

Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. The Company performed a quantitative assessment at each quarter end and determined that goodwill was not impaired due to the excess fair value of the reporting unit over its carrying value based on the best judgement of management for the future of the reporting unit and on information known at the time of the assessment.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to U.S. dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency is the functional currency for its foreign operations.

REVENUE RECOGNITION

The Company generates revenues from the following sources: (i) restaurant sales; (ii) management fee income; (iii) gaming income; and (iv) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and initial signing fees.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Restaurant Sales, Net

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals. Sales tax and value added tax (“VAT”) collected from customers and remitted to governmental authorities are presented on a net basis within revenue in our consolidated and combined statements of operations.

Management Fee Income

The Company received revenue from management fees from certain non-affiliated companies in 2019, including from managing its investment in Hooters of America, which are generally earned and recognized over the performance period. No management fee income has been recognized during the year ended December 31, 2020.

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

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed. The recognition of initial and renewal license fees are accelerated if the development agreement is terminated. Approximately $165,000 and $215,000 of revenue related to contract liabilities was recognized during the years ended December 31, 2020 and 2019, respectively.

RESTAURANT PRE-OPENING AND CLOSING EXPENSES

Restaurant pre-opening expenses consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period. Restaurant opening expenses are expensed as incurred.

Restaurant closing expenses consist of costs related to closing a restaurant location and include, among other things lease termination costs and franchise breakage fees directly related to the closure. Impairment charges associated with closed locations are recorded as a component of asset impairment charges. Restaurant closing costs are expensed as incurred.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses which are included in restaurant operating expenses and general and administrative expenses in the accompanying consolidated and combined statements of operations, totaled approximately $273,000 and $500,000 for the years ended December 31, 2020 and 2019, respectively.

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

In April 2020, the FASB staff issued a question and answer document (“FASB Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The FASB Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company elected to apply such relief and availed itself of the election to avoid performing a lease-by-lease analysis for the lease concessions received as the concessions granted as relief were due to the COVID-19 pandemic and result in the cash flows to the landlord remaining substantially the same or less.

STOCK-BASED COMPENSATION

The compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the consolidated and combined financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. A wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans are included.

The Company did not have an active stock-based compensation plan in 2020.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

In connection with the Merger and Spin-Off, Amergent performed an analysis of the existing net operating loss carryforwards of Chanticleer and, based on the rules of the Internal Revenue Code (“IRC”), has determined that Amergent has approximately $18,960,000 of net operating loss carryforwards available to the Company as of April 1, 2020 to offset future taxable income of the Company. Approximately $7,245,000 of the net operating loss carryforwards available will be limited by section 382 of the IRC. There were no other income tax implications to Amergent as a result of the Merger and Spin-off.

The Company has provided a valuation allowance for the full amount of the deferred tax assets in the accompanying consolidated and combined financial statements.

As of December 31, 2020 and 2019, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

LOSS PER COMMON SHARE

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 10, and the potential conversion of the convertible debt, as described in Note 7, would be anti-dilutive.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Upon adoption of Leases (Topic 842), the Company recorded operating lease right-of-use assets and operating lease liabilities and derecognized deferred rent liabilities (including unamortized tenant improvement allowances) and favorable/unfavorable lease assets and liabilities upon transition. Upon adoption, the Company recorded operating lease liabilities of approximately $22.1 million based on the present value of the remaining rental payments using discount rates as of the effective date. In addition, the Company recorded corresponding operating lease right-of-use assets of approximately $19.8 million, calculated as the initial amount of the Company’s operating lease liabilities adjusted for deferred rent (including unamortized tenant improvement allowances) and unamortized favorable/unfavorable lease assets and lease liabilities. As of December 31, 2020, the Company maintained an operating lease right-of-use assets of approximately $9.9 million, and operating lease liabilities (current and long-term) of approximately $16.2 million.

In June 2016, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of ASU 2016-13 as of January 1, 2020 did not result in a material change to our consolidated and combined financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The adoption of ASU 2018-15 as of January 1, 2020 did not result in a material change to our consolidated and combined financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820 (“ASU 2018-13”). ASU 2018-13 provides new disclosure requirements that include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 as of January 1, 2020 did not have a material impact on the consolidated and combined financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350)” which provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2017-04 as of January 1, 2020 did not have a material impact on the consolidated and combined financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options” to address the complexity associated with applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 (fiscal year 2022 for the Company), including interim periods within those fiscal years. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on January 1, 2021. The Company is currently evaluating the new standard but does not expect adoption to have a material impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated and combined financial statements.

3. DISCONTINUED OPERATIONS

In October 2019, the Company entered into a sale of business agreement for three of its South Africa Hooters locations. The total purchase price was approximately $385,000. The net proceeds received by the Company was approximately $220,000. In December 2019, the Company entered into a sale of business agreement for its two remaining South Africa Hooters locations. The total purchase price was approximately $265,000. The net proceeds received by the Company was approximately $130,000.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

On November 6, 2019, the Company sold Just Fresh through the sale of 100% of the Company membership interest of JF Restaurants, LLC. The purchase price was $500,000 with $125,000 due at closing and the remaining $375,000 in the form of a promissory note to be paid in full by December 31, 2019. The sale agreement included the assumption of trade payables at the closing date. The Company also entered into a Management Services Agreement whereby the Company would continue to act as the manager of JF Restaurants, LLC until the note was repaid in full. As manager, the Company would be entitled to a management fee of 5% of the monthly net cash flow from the operation of the restaurants. As of December 31, 2019, $149,000 remained outstanding on the note and the Company gave the buyer an extension to pay the remaining balance owed. When the outstanding balance of the note was paid, the Company was to distribute to the non-controlling interest holders their portion of the proceeds. The note was repaid in 2020 and the Company accrued the distribution to the non-controlling interest holders at the time of repayment. That liability of approximately $20,000 remains outstanding at December 31, 2020.

As noted above, during the year ended December 31, 2019, the Company completed two transactions in which eight Just Fresh franchise restaurants and one Hooters franchised restaurant located in South Africa were sold. Because of the sale, the Company has reclassified the operations of Just Fresh and the South Africa Hooters locations to discontinued operations. As of December 31, 2020, all underlying assets and liabilities of discontinued operations were eliminated and settled.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations are as follows:

	December 31, 2020	December 31, 2019

Other receivable	$—	$149,000
Total assets	—	149,000

Accounts payable and accrued expenses	—	435,600
Total liabilities	—	435,600

Net assets of discontinued operations	$—	$(286,600)

The major line items comprising the loss of discontinued operations are as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Restaurant revenues	$—	$8,203,692
Expenses:
Administration expenses	—	588,368
Cost of sales	—	3,067,867
Depreciation and amortization	—	252,234
Asset impairment charge	—	857,357
Restaurant operating expenses	—	4,460,078
Other (income) expense	—	(538)
	—	9,225,366
Income (Loss) of discontinued operations	—	$(1,021,674)

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Cash flows from discontinued operations is as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Cash flows provided by (used in) Operations Activities	$—	$302,759
Cash flows provided by (used in) Investing Activities	—	290,604
Cash flows provided by (used in) Financing Activities	—	—
Net Cash provided by (used in) Discontinued Operations	$—	$593,363

4. INVESTMENTS

Investments consist of the following:

	December 31, 2020	December 31, 2019
Common stock of Sonnet, at fair value	$413,268	$—
Chanticleer Investors, LLC, at cost	365,001	381,397
Total	$778,269	$381,397

Common stock of Sonnet

Upon consummation of the Merger discussed in Note 1, the Company received a warrant to purchase 2% of the common stock of Sonnet as part of the Merger Consideration. Amergent could not exercise the warrant until 180 days after the closing of the Merger. On November 17, 2020, the Company exercised the warrant in a cashless exercise and received 185,422 shares of Sonnet common stock.

The estimated fair value of the warrant to purchase 2% of the common stock of Sonnet (186,161 shares) was $1,628,909 as of April 1, 2020 and was recognized as a capital contribution in accompanying 2020 consolidated and combined statement of stockholders’ deficit. The warrant had an exercise price of $0.01 per share and was exercisable beginning on September 28, 2020 through April 1, 2025. The estimated fair value of the warrant was determined based on the $8.76 closing stock price of a common share of Sonnet as of April 1, 2020, net of the $0.01 exercise price multiplied by the 186,161 shares issuable upon exercise of the warrant. This value is also equal to the value under the Black-Scholes option pricing model with the following inputs:

As of April 1, 2020
Fair value of Sonnet common stock	$8.76
Exercise price	$0.01
Term	5 years
Volatility	103%
Risk-free interest rate	0.37%

On December 4, 2020, the Company sold 100 shares of Sonnet common stock for net proceeds of $244. As of December 31, 2020, the remaining 185,322 shares of Sonnet common stock held by the Company were marked to market using the Sonnet closing trading price of $2.23 per share.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

In June 2019, an analysis of the transaction and the value of the cash received and retained non-controlling interest was performed. The Company concluded that its investment was impaired as of June 30, 2019 and recorded a $435,000 write down of the investment during the year ended December 31, 2019. No further impairment charges were recognized for the year ended December 31, 2020.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Leasehold improvements	$7,301,908	$7,926,789
Restaurant furniture and equipment	2,132,726	3,032,859
Construction in progress	5,450	650
Office and computer equipment	125,535	62,304
Office furniture and fixtures	59,635	169,034
	9,625,254	11,191,636
Accumulated depreciation and amortization	(5,922,360)	(5,561,146)
	$3,702,894	$5,630,490

As discussed in Note 1, the COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The impact has varied by state/geographical area within the United States at various intervals since the pandemic has been declared. Accordingly, the operating results and cash flows at the store level have varied significantly leading to an analysis of impairment at the store level for each quarter end in 2020, including December 31, 2020. Several stores were permanently or temporarily closed during 2020 while others are operating at reduced capacity. Based on the assessment of recoverability, an impairment charge of $832,821 for property and equipment was recorded during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company recorded an impairment of property and equipment of $1,231,282.

Depreciation expense was $1,158,915 and $1,468,576 for the years ended December 31, 2020 and 2019, respectively.

6. INTANGIBLE ASSETS, NET

GOODWILL

A roll-forward of goodwill is as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Beginning balance	$8,567,888	$10,564,353
Impairment	—	(2,025,720)
Foreign currency translation gain (loss)	23,261	29,255
Ending balance	$8,591,149	$8,567,888

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at December 31, 2020 and 2019:

		December 31, 2020	December 31, 2019
Trademark, Tradenames:
American Roadside Burger	10 years	1,786,930	$1,786,930
BGR: The Burger Joint	Indefinite	739,245	985,996
Little Big Burger	Indefinite	1,550,000	1,550,000
		4,076,175	4,322,926
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters Pacific NW	20 years	74,507	74,507
Hooters UK	5 years	11,001	12,917
		85,508	87,424
Total intangibles at cost		4,989,440	5,238,107
Accumulated amortization		(1,945,555)	(1,581,112)
Intangible assets, net		$3,043,885	$3,656,995

Based on an analysis of the recoverability of the carrying value at each quarter end during 2020 including December 31, 2020, an impairment charge of approximately $247,000 was recorded to trademarks/tradenames for BRG: The Burger Joint. No other intangible assets were impaired during the year ended December 31, 2020.

Management also tested its long-lived assets for impairment as of December 31, 2019 comparing each brand’s fair value to its carrying value. Based on this analysis, management determined there was a tradename/trademark impairment of BGR: The Burger Joint of approximately $440,000.

Amortization of intangible assets was $366,452 and $373,776 for the year ended December 31, 2020 and 2019, respectively. Amortization expense for the next five years is as follows:

Year ended:
2021	$361,182
2022	251,720
2023	133,121
2024	3,725
2025	3,725
Thereafter:	1,167
$754,640

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Notes Payable (a)	$—	$6,000,000
Notes Payable TowneBank (b)	—	142,746
Receivables financing facilities (c)	—	23,688
Notes payable (d)	25,850	25,850
Notes payable (e)	27,048	90,408
Contractor note (f)	348,269	348,269
PPP loan (g)	2,109,400	—
UK Bounce Back loan (h)	68,245	—
EIDI loans (i)	299,900	—
Convertible debt (j)	4,037,889	—
Total Debt	6,916,601	6,630,961
Less: discount on convertible debt (j)	(223,681)	—
Total Debt, net of discount	$6,692,920	$6,630,961

Current portion of long-term debt	$2,338,978	$6,630,961
Long-term debt, less current portion	$4,353,942	$—

(a) On May 4, 2017, pursuant to a Securities Purchase Agreement, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 1,199,978 shares of common stock to accredited investors. The debentures bore interest at a rate of 8% per year and were payable in cash quarterly in arrears.

The Company lowered the strike price for several classes of warrants to $0.50 to allow for warrant holders to exercise their warrants in order to induce the exercise thereof and raise capital for the Company. See Note 10 for further discussion of warrant modification.

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

(c) During May 2019, the Company agreed to make payments of $585 per day for 220 days. During January 2020, in consideration for proceeds of $191,190, the Company agreed to make payments of $1,180 per day on two separate agreements for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with each of the Receivables Financing Agreements. Total outstanding on these advances is $0 and $23,688 at December 31, 2020 and 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

(d) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and were due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $25,850 at both December 31, 2020 and 2019. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(e) During September 2019 and October 2019, the Company entered into two merchant capital advances in the amount of $46,000 and $84,700, respectively. The Company agreed to repay these advances through daily payments until those amounts are repaid with the specified interest rate per those agreements. Total outstanding on these advances is $27,048 and $90,408 as of December 31, 2020 and 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(f) The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note had a balance of $348,269 as of both December 31, 2020 and 2019, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $445,000. The additional $95,000 is included in accounts payable and accrued expenses at December 31, 2020.

(g) On April 27, 2020, Amergent received a PPP loan in the amount of approximately $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company has currently applied for loan forgiveness in the full amount of the loan, but no assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed. See Note 12 for additional information.

(h) On November 24, 2020 Amergent received approximately $68,200 through the Bounce Back Loan Scheme in the United Kingdom. The loan has a term of six years that can be extended to 10 years. No payments are required and no interest is accrued for the first twelve months after the loan is received. After the first year, the loan accrues interest at 2.5% per year.

(i) On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the Small Business Administration (“SBA”) in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $299,900, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments, including principal and interest, are due monthly beginning August 4, 2021 in the amount of $1,762. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP loan.

(j) In connection with and prior to the Spin-Off and Merger, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey and certain original holders of the 8% non-convertible debentures (see (a) above), the Company issued a 10% secured convertible debenture to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% secured convertible debenture is $4,037,889, payable in full on April 1, 2022, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. Prior to August 17, 2020, the 10% secured convertible debenture was convertible at any time by Oz Rey into common stock at the lower of $0.10 per share and the volume weighted average price on the last 10 trading days immediately prior to conversion. The 10% secured convertible debenture is also subject to adjustment if Amergent sells securities below this price (down round protection), among other triggers. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Through August 16, 2020, Amergent did not have an adequate amount of authorized common stock to cover shares issuable upon exercise of the warrants and conversion of the 10% convertible notes. As such, the warrants were liability classified and the conversion feature was bifurcated from the host debt instrument and accounted for as a derivative and recorded as a liability in the accompanying consolidated and combined balance sheets through August 16, 2020, with the change in the liability for the warrants and the conversion feature from the April 1, 2020 issuance date through August 16, 2020 recorded in the accompanying consolidated and combined statements of operations.

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

Through the date of the amendment, the warrants and the conversion feature were marked to fair value with the change in the liability recorded in the accompanying consolidated and combined statements of operations. The liabilities for the warrants and conversion feature were reclassified into additional paid in-capital at the amendment date. The estimated fair value of the warrants and conversion feature at August 16, 2020 were $924,000 and $10,970,000, respectively. The change in value of these instruments from the issuance date through August 16, 2020 of ($11,000) and ($261,000) has been recorded as a component of other expense (income) and included in change in fair value of derivative liabilities and warrants in the accompanying consolidated statements of operations for the year ended December 31, 2020. See note 11 for further discussion of determining the estimated fair value of these instruments.

The exchange of the notes has been accounted for as the extinguishment of the 8% non-convertible notes with the difference in the carrying value of the 8% non-convertible notes, $4,037,889, and the fair value of the 10% convertible notes and warrants, $15,846,000, at the date of the exchange recorded as a debt extinguishment charge of $11,808,111 in the accompanying consolidated and combined statements of operations for the year ended December 31, 2020.

The Company recorded a debt discount of approximately $358,000 for the difference between the face value of the 10% secured convertible debenture and the estimated fair value at the April 1, 2020 issuance date and is amortizing this discount over the two-year period of the notes. Amortization of $134,208 was recorded as interest expense during the year ended December 31, 2020.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. The Company’s lender has provided a waiver of certain financial covenants through March 31, 2021.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

	December 31, 2020	December 31, 2019
Accounts payable	$3,752,036	$1,265,435
Accrued expenses	1,436,679	2,965,205
Accrued taxes (VAT, Sales, Payroll, etc.)	3,356,496	3,318,022
Accrued interest	122,057	616,533
	$8,667,268	$8,165,195

As of December 31, 2020 and 2019, approximately $3.0 million and $2.9 million, respectively, of employee and employer taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest.

9. INCOME TAXES

The income tax expense for the years ended December 31, 2020 and 2019 consists of the following:

	December 31, 2020	December 31, 2019
Foreign
Current	$—	$48,187
Deferred	(36,443)	653,790
Change in valuation allowance	36,443	(652,679)
U.S. Federal
Current	—	—
Deferred	5,765,837	(4,683,141)
Change in valuation allowance	(5,815,197)	4,662,699
State and local
Current	—	—
Deferred	(103,357)	(272,656)
Change in valuation allowance	159,222	317,526
	$6,505	$73,726

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The income tax expense using statutory U.S. federal tax rate of 21% is reconciled to the Company’s effective tax rate as of December 31, 2020 and 2019 is as follows:

	2020	2019
Computed “expected” income tax benefit	$(4,325,270)	$(3,647,623)
State income taxes, net of federal benefit	(57,543)	(367,974)
Non-controlling interest	—	185,031
Prior year true-ups other deferred tax balances	24,549	(323,763)
Permanent items	2,500,281	37,480
Foreign tax expense	—	48,187
Rate change	(142,085)	—
Other	(248,955)	59,421
Adjustment to NOLs due to Merger	8,350,360	—
Change in valuation allowance	(6,094,832)	4,082,967
	$6,505	$73,726

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets at December 31, 2020 and 2019 were:

	2020	2019
Net operating loss carryforwards	$6,802,404	$13,099,412
Capital loss carryforwards	369,447	—
Fixed assets and intangibles	1,118,850	1,058,814
Section 1231 loss carryforwards	39,491	103,230
Charitable contribution carryforwards	12,474	23,731
Section 163(j) limitation	789,007	648,074
Other	—	45,801
Restaurant startup expenses	5,293	—
Accrued expenses	915,177	946,040
Deferred occupancy liabilities	—	37,044
Contract liabilities	226,671	240,333
Total deferred tax assets	10,278,814	16,202,479

Deferred occupancy liabilities	(38,390)	—
Investments	(202,307)	(328,825)
Other	(30,833)	—
Total deferred tax liabilities	(271,530)	(328,825)

Net deferred tax assets	10,007,284	15,873,654
Valuation allowance	(10,116,093)	(15,975,958)
	$(108,809)	$(102,304)

As of December 31, 2020, Company has U.S. federal and state net operating loss carryovers of approximately $26,200,000, which will expire at various dates beginning in 2031 through 2036, if not utilized with exception of loss carryovers generated in tax years after 2017. As a result of Tax Cut and Jobs Act of 2017, net operating losses generated in 2018 and beyond have indefinite lives. In accordance with Section 382 of the internal revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Based on prior acquisitions and ownership changes, the Company expects approximately $7.2 million of net operating loss carryforwards to be limited based on section 382.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2020 and December 31, 2019 the change in valuation allowance was approximately $(5,860,000) and $4,083,000, respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in their financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its return. For those benefits to be recognized, a tax position must be more-likely-than- not to be sustained upon examination by taxing authorities. Differences between two positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing-authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the consolidated and combined statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2020 and 2019, no interest or penalties were required to be reported.

The Company previously did not record a provision for taxes on undistributed foreign earnings based on an intention and ability to permanently reinvest the earnings of its foreign subsidiaries in those operations. Under the Tax Cuts and Jobs Act, the Company has re-assessed its strategies by evaluating the impact of the Tax Cuts and Jobs Act on its operations. As a result of the Act, the Company analyzed if a liability needed to be recorded for the deemed repatriation of undistributed earnings. It was determined that there is no outstanding liability associated with this based on overall negative undistributed earnings (accumulated deficit) in the consolidated foreign group.

An additional provision of the TJCA is the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During fiscal 2019, the Company incurred $157,000 of additional taxable income as a result of this provision. This increase of taxable income was incorporated into the overall net operating loss and valuation. Due to foreign losses in 2020, the impact of GILTI on taxable income is nil.

10. STOCKHOLDER’S EQUITY

Redeemable Preferred Stock – Series 1

Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Preferred unit dividends of 37,518 shares and 77,975 shares were paid in 2020 and 2019, respectively. In connection with the Merger, on April 1, 2020, all outstanding Series 1 Preferred units, comprised of shares of Series 1 Preferred and Series 1 Warrants, were redeemed and extinguished for their cash redemption price of $0.50 per unit. The difference between the carrying value of the Series 1 Preferred and the cash redemption amount of $161,900 was recognized as a loss on extinguishment and included in other expense during the year ended December 31, 2020.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

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

Upon closing of the rights offering in July 2019, a total of 1,894,311 shares of common stock were issued pursuant to record holders’ basic subscription privilege and a total of 4,190,524 shares of common stock were issued pursuant to record holders’ over subscription. The Company accepted subscriptions to purchase 6,084,733 shares in the rights offering upon expiration of the rights offering on June 28, 2019. The Company received $6,009,733 in gross proceeds from the rights offering and $3,075,000 was subscribed by certain record holders’ through the reduction in outstanding debt obligations of the Company. The shares associated with the reduction in outstanding debt obligations were deemed issued at June 30, 2019. The remaining proceeds of approximately $2.7 million, which is net of fees owed to the dealer-managers and other offering costs, were received in early July 2019 after the closing of the rights offering.

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

2020 Bridge Financing

Pursuant to a Securities Purchase Agreement dated February 7, 2020, the Company sold 1,500 shares of a new series of convertible preferred stock of Chanticleer (the “Series 2 Preferred Stock”) to an institutional investor for gross proceeds to the Company of $1,500,000 less transaction costs of $95,000. In addition, pursuant to the original agreement with the investors, the Company issued 5-year warrants to purchase an aggregate of 350,000 shares of common stock to the investors at $1.25 per share. Each share of Series 2 Preferred has a stated value of $1,000. Upon issuance, the Company bifurcated and recorded, as a liability, an embedded derivative (more fully described below and in Note 10) in the amount of $529,000. The effective conversion price of the Series 2 Preferred Stock after the bifurcation of the derivative resulted a beneficial conversion feature of $729,000, which was then immediately recorded as a deemed dividend as the preferred stock is immediately convertible. In March 2020, an aggregate of 713 shares of Series 2 Preferred Stock were converted into 1,426,849 shares of common stock. In connection with the Merger, all remaining outstanding shares of the Series 2 Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent, the shareholders of Chanticleer common stock received shares of Amergent on a 1 for 1 basis (spin-off shares) and received 1 share of Sonnet common stock for 26 shares of Chanticleer common stock held at the time of the Merger. At December 31, 2020, 787 shares of Series 2 Preferred Stock were outstanding.

On August 17, 2020, the Company and the holders of the Series 2 Preferred Stock entered into a Waiver, Consent, and Amendment to the Certificate of Designations (the “Extension Agreement”) which included provisions for an extension of the true-up payment discussed below from August 7, 2020 to December 10, 2020 and permitted the shares of Amergent obtained by the investor in the Spin-off to be included in the determination of the True-Up Payment discussed below, with the Company paying all expenses incurred by the institutional investor in connection with the Extension Agreement and certain consideration for the institutional in investor’s willingness to extend the date of the true-up payment. The consideration included $66,000 of cash and warrants to purchase 134,000 shares of the Company’s common stock with a value of $28,060 (see below).

On February 16, 2021, the Company and the holders of the Series 2 Preferred Stock entered into a Waiver, Consent and Amendment to the Certificate of Designations (the “Waiver”). This Waiver further extended the settlement date to April 1, 2021. See Note 13 for further discussion.

The Series 2 Preferred Stock is classified in the accompanying consolidated and combined balance sheet at December 31, 2020 as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Designations, rights and preferences of Series 2 Preferred Stock:

Stated value: Each share of Series 2 Preferred Stock had a stated value of $1,000.

True-Up Payment: Amergent is required to pay the holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of all conversion and spin-off shares received by holder in Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares or spin-off shares on December 10, 2020. Subsequent to December 31, 2020, the settlement date has been extended to April 1, 2021 (see Note 13). The True-Up Payment will be paid by Amergent out of (i) the proceeds from the exercise by Amergent of the warrants to purchase shares of Sonnet’s common stock held by the Spin-Off Entity after the consummation of the transactions contemplated by the Merger or (ii) the segregated cash account of $1,250,000. Non-payment of the True-Up Payment when it is due will trigger default interest rate of 18% per year.

The Company determined that the True-Up Payment constituted a “make-whole” provision as defined by U.S. GAAP that is required to be settled in cash and as such, was bifurcated from the host instrument, the Series 2 Preferred Stock, and is accounted for as a derivative liability. The fair value of the derivative was estimated using a Monte Carlo model and a liability of $529,000 was recorded at the Series 2 Preferred Stock issuance date. The fair value at December 31, 2020 was a liability of $184,800. The $344,200 decrease in the liability from the issuance date through December 31, 2020 is recorded as a component of the change in derivative liabilities in the accompanying consolidated statements of operations for the year ended December 31, 2020. See Note 11 for further information.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

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

2020 Merger Transaction

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

In March 2020, the Company lowered the strike price for certain warrants from within several classes of warrants to $0.50 as an inducement to incentivize the warrant holders to exercise their warrants. The Company accounted for the warrant inducement as a deemed dividend based on the difference in the Black-Scholes value of the warrants immediately before and immediately after the inducement. The significant assumptions used by the Company included common stock volatility of between 88% - 95%, risk free rate between 1.7% and 0.84%, a weighted average term between 6.5 and 8 years and the stock price of the Company as of the date of inducement. Based on the Black-Scholes values calculated the Company recorded a deemed dividend to additional paid in capital and retained earnings on the inducement of approximately $325,000 and received proceeds from the warrants exercised of approximately $1.2 million.

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

On August 17, 2020, warrants for 134,000 shares of common stock were issued in connection with the extension of the True-Up Payment provision. See Note 11. The warrants are immediately exercisable at $1.25 per share and expire in August 2025. The value of these warrants was $28,060.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

A summary of the warrant activity during the year ended December 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2019	3,306,238	$6.00	6.8
Granted	3,409,200	0.34	8.8
Exercised	(2,414,022)	0.50	—
Forfeited/Other Adjustments	(892,216)	—	—
Outstanding at December 31, 2020	3,409,200	$0.34	8.6

Exercisable December 31, 2020	3,409,200	$0.34	8.6

11. DERIVATIVE LIABILITIES

The derivative liabilities at December 31, 2020 consist of a True-Up Payment provision of the Series 2 Preferred Stock (See Note 10). There were no derivative liabilities at December 31, 2019.

As discussed in Note 7(j), warrants were issued in connection with the 10% convertible note. The Company did not have an adequate amount of authorized common shares issuable upon exercise of the warrants and conversion of the 10% convertible note. As such, the warrants were liability classified and the conversion feature was bifurcated from the host debt instrument and both instruments were accounted for as derivatives. As a result of the amendment to the note discussed in Note 7(i), the warrant and conversion feature no longer required liability classification and were reclassified to equity.

The table presented below is a summary of changes in the fair market value of the Company’s Level 3 valuations for the year ended December 31, 2020.

	True-Up Payment	Warrants	Debt Conversion Feature	Total
Balance at December 31, 2019	$—	$—	$—	$—
Inception of the instrument	529,000	935,000	11,231,000	12,695,000
Change in fair value during the period	(344,200)	(11,000)	(261,000)	(616,200)
Instruments no longer meeting liability classification	$—	$(924,000)	$(10,970,000)	$(11,894,000)
Balance at December 31, 2020	$184,800	$—	$—	$184,800

Assumptions used in calculating the fair value of the warrants at the issuance date and as of August 16, 2020 include the following:

As of April 1, 2020
Stock price per share	$0.34
Term	10.0 years
Expected volatility	102%
Dividend yield	—%
Risk-free interest rate	0.62%

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

As of August 16, 2020
Stock price per share	$0.34
Term	9.63 years
Expected volatility	102%
Dividend yield	—%
Risk-free interest rate	0.51%

The Company also considered the probability, timing and amount of future capital raises.

Assumptions used in calculating the fair value of the convertible notes at the issuance date and as of August 16, 2020 include the following:

As of April 1, 2020
Face value	$4,037,889
Term	2.0 years
Expected volatility	120%
Risk-free interest rate	0.23%
Coupon	10.00%
Conversion price	$0.10
Credit spread	15.0%

As of August 16, 2020
Face value	$4,037,889
Term	1.63 years
Expected volatility	127%
Risk-free interest rate	0.23%
Coupon	10.00%
Conversion price	$0.10
Credit spread	15.0%

The Company also considered the probability, timing and amount of future capital raises.

Assumptions used in calculating the fair value of the True-Up Payment provision at the issuance date and as of December 31, 2020 include the following:

Issuance Date
Term	.5 years
Expected volatility	83%
Dividend yield	—%
Risk-free interest rate	1.56%

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

December 31, 2020
Term	.25 years
Expected volatility	89%
Dividend yield	—%
Risk-free interest rate	0.09%

12. COMMITMENTS AND CONTINGENCIES

Legal proceedings

South Africa matter

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

Employee matter

In connection with the Merger, a former executive officer filed a claim for damages against a wholly owned subsidiary of the Company for unpaid severance. The former executive received timely notification of non-renewal of his employment agreement, which expired December 31, 2019, but argues he is entitled to severance benefits triggered by the Merger. Amergent has been advised by legal counsel that there is a low probability that the claim will result in any damages payable by the Company.

Indemnification agreement and tail policy

On March 25, 2020, pursuant to the requirements of the Merger Agreement, Chanticleer, Sonnet and Amergent entered into an indemnification agreement (“Indemnification Agreement”) providing that Amergent will fully indemnify and hold harmless each of Chanticleer and Sonnet, and each of their respective, directors, officers, stockholders and managers who assumes such role upon or following the closing of the merger against all actual or threatened claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, administrative, investigative or otherwise, related to the Spin-Off Business prior to or in connection with its disposition to Amergent.

In addition, pursuant to Merger Agreement, prior to closing of the Merger, the Spin-Off Entity acquired a tail insurance policy in a coverage amount of $3.0 million, prepaid in full by the Spin-Off Entity, at no cost to the indemnitees, and effective for at least six years following the consummation of the disposition, covering the Spin-Off Entity’s indemnification obligations to the indemnitees (referred to herein as the “Tail Policy”). The Company does not anticipate that any potential liability would exceed the insured amount.

Litigation related to leased properties

During 2020 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 11 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

No amounts have been accrued as of December31, 2020 and December 31, 2019 in the accompanying condensed consolidated and combined balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of December 31, 2020, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2020	December 31, 2019
Right-of-use assets	Operating lease assets	$9,529,443	$11,668,026

Current lease liabilities	Current operating lease liabilities	4,209,389	3,299,309
Non-current lease liabilities	Long-term operating lease liabilities	10,667,862	14,382,354
		$14,877,251	$17,681,663

Lease term and discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	7.7	8.19
Weighted average discount rate	10%	10%

As discussed in Note 5, COVID-19 has negatively impacted operating results and cash flows at significantly varying amounts at the store level. Several stores were permanently closed during the year ended December 31, 2020 while others operated at a reduced capacity. Based on an assessment of the recoverability of the right-of-use asset as of December 31, 2020 an impairment charge of $486,000 was recorded for the year then ended.

During 2020, $506,185 of lease liabilities were derecognized due to modifications resulting from the COVID-19 pandemic. The Company had lease liabilities of $3,136,223 related to abandoned leases. These lease liabilities are presented as part of current operating lease liabilities.

Rent expense of approximately $2.5 million was incurred in the year ended December 31, 2020, of which approximately $0.1 million was variable. Rent expense of approximately $4.5 million was recognized the year ended December 31, 2019, of which approximately $0.7 was variable.

PPP Loan

The Company received a PPP loan for an amount of $2.1 million, which was established under the CARES Act and administered by the Small Business Administration (“SBA”). The application for the PPP loan requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company. This certification further requires the Company to take into account current business activity and the Company’s ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of funds from the PPP loans and forgiveness of the PPP loans is dependent on the Company having initially qualified for the PPP loans and qualifying for the forgiveness of such PPP loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP loans. There is no assurance that the Company’s obligation under the PPP loans will be forgiven. If the PPP loans are not forgiven, the Company will need to repay the PPP loans over the applicable deferral period.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Presently, the SBA and other governmental communications have indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete. If the SBA determines that the PPP loan was not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would need to repay some or all of the PPP loan and record additional expense which could have a material adverse impact on the business, financial condition and results of operations in a future period.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the consolidated and combined financial statements were available to be issued, and there are no other items requiring disclosure except the following:

PPP Loan

On February 25, 2021, the Company received a second loan of $2,000,000 under the Paycheck Protection Program PPP discussed in Note 7(g). The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $44,660 beginning June 25, 2022 through maturity. The loan may be forgiven if certain criteria are met.

True-up payment

On February 16, 2021, the Company and the holders of the Series 2 Preferred Stock entered into a Waiver, Consent and Amendment to the Certificate of Designations (the “Waiver”). Pursuant to the Waiver, the Company filed the Second Amendment and Restated Certificate of Designations of Series 2 Convertible Preferred Stock (“Amended COD”) (i) providing for the extension of the True-Up Payment to April 1, 2021, (ii) providing for the deduction of proceeds to the original holders from sales of Series 2 Preferred for the True-Up Payment, with the Delaware Secretary of State and (iii) providing for a reduction in amount required to be held in a segregated cash account as discussed in Note 10 from $1,250,000 to $850,000. The Company is in negotiations with investors to purchase the Series 2 Preferred Stock from the original holders and convert the Series 2 Preferred Stock to Common Stock. These negotiations are ongoing and may or may not conclude in a favourable manner for the Company.

Subsequent Settlement of Delinquent Leases

After December 31, 2020, the Company has reached agreements to be released from one lease contracts for stores that have been closed due to the Covid-19 pandemic. The Company has agreed to pay approximately $26,250 to the landlords in the agreements to be released from making future lease payments.

14. RESTATEMENTS OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

The Company, while undergoing the audit of its consolidated and combined financial statements as of December 31, 2020 and for the year then ended, re-evaluated the lease term for three restaurants that were permanently closed in 2020 due to the pandemic and determined that the lease terms should no longer have included periods subject to renewal options. Impairment charges had been recorded for these restaurants during the respective quarter that the restaurants were closed, but the 2020 interim unaudited financial statements did not reflect the revised lease terms. This impacted the previously reported amounts for operating lease assets, operating lease liabilities, and rent expense, among other line items in the condensed consolidated and combined interim financial statements.

In addition to the above, in the third quarter of 2020 the Company and the holders of the Series 2 Preferred Stock entered into the Extension Agreement (see Note 10). This agreement provided for the extension of the True-Up Payment date and for the inclusion of certain “spin-off” shares obtained by the holder of the Series 2 Preferred Stock in the settlement of the Series 2 Preferred for the True-Up Payment. The derivative liability recorded as of September 30, 2020 did not reflect this change in calculation of the True-Up Payment resulting in an overstatement of the derivative liability by approximately $695,000 and the associated change in fair value of derivative liabilities for the three months ended September 30, 2020.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Balance Sheets as of March 31, 2020, June 30, 2020, and September 30, 2020, had the adjustments been made in the corresponding quarters:

	March 31, 2020
	As reported	Adjustment	As restated
Operating lease assets	$11,256,497	$(216,681)	$11,039,816
Long-term operating lease liabilities	$14,064,517	$(440,998)	$13,623,519
Accumulated deficit	$(77,343,539)	$149,955	$(77,193,584)
Non-controlling interests	$584,824	$74,362	$659,186

	June 30, 2020
	As reported	Adjustment	As restated
Operating lease assets	$11,007,038	$(98,944)	$10,908,094
Long-term operating lease liabilities	$13,832,826	$(458,154)	$13,374,672
Accumulated deficit	$(85,658,825)	$284,848	$(85,373,977)
Non-controlling interests	$(310,801)	$74,362	$(236,439)

	September 30, 2020
	As reported	Adjustment	As restated
Operating lease assets	$10,117,900	$-	$10,117,900
Derivative liabilities	$1,195,724	$(694,724)	$501,000
Long-term operating lease liabilities	$15,115,651	$(479,855)	$14,635,796
Accumulated deficit	$(95,208,526)	$1,048,450	$(94,160,076)
Non-controlling interests	$(764,097)	$126,129	$(637,968)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Operations for the three months ended March 31, 2020, June 30, 2020, and September 30, 2020:

	Three Months Ended March 31, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$3,625,844	$-	$3,625,844
Asset impairment charge	$-	$-	$-
Operating loss	$(1,354,090)	$-	$(1,354,090)
Other income (expense)	$17,876	$224,317	$242,193
Consolidated and combined net loss	$(1,792,526)	$224,317	$(1,568,209)
Net income attributable to non-controlling interests	$(129,043)	$(74,362)	$(203,405)
Net loss attributable to Amergent Hospitality Group Inc	$(1,921,569)	$149,955	$(1,771,614)
Net loss per common share, basic and diluted	$(0.16)	$0.01	$(0.15)

	Three Months Ended June 30, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$3,261,393	$(13,436)	$3,247,957
Asset impairment charge	$273,927	$(121,457)	$152,470
Operating loss	$(2,655,587)	$134,893	$(2,520,694)
Other income (expense)	$(70,748)	$-	$(70,748)
Consolidated and combined net loss	$(9,210,911)	$134,893	$(9,076,018)
Net loss attributable to non-controlling interests	$89,716	$-	$89,716
Net loss attributable to Amergent Hospitality Group Inc	$(9,121,195)	$134,893	$(8,986,302)
Net loss per common share, basic and diluted	$(0.64)	$0.01	$(0.63)

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

	Three Months Ended September 30, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$3,462,279	$(13,436)	$3,448,843
Asset impairment charge	$1,231,352	$(95,223)	$1,136,129
Operating loss	$(3,024,319)	$108,659	$(2,915,660)
Change in fair value of derivative liabilities	$(199,154)	$694,724	$495,570
Other income (expense)	$(37,390)	$11,986	$(25,404)
Consolidated and combined net loss	$(10,002,997)	$815,369	$(9,187,628)
Net loss attributable to non-controlling interests	$453,296	$(51,767)	$401,529
Net loss attributable to Amergent Hospitality Group Inc	$(9,549,701)	$763,602	$(8,786,099)
Net loss per common share, basic and diluted	$(0.67)	$0.05	$(0.62)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Operations for the six months ended June 30, 2020 and nine months ended September 30, 2020:

	Six Months Ended June 30, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$6,887,237	$(13,436)	$6,873,801
Asset impairment charge	$273,927	$(121,457)	$152,470
Operating loss	$(4,009,677)	$134.893	$(3,874,784)
Other income (expense)	$(48,009)	$224,317	$176,308
Consolidated and combined net loss	$(11,003,437)	$359,210	$(10,644,227)
Net income attributable to non-controlling interests	$(39,327)	$(74,362)	$(113,689)
Net loss attributable to Amergent Hospitality Group Inc	$(11,042,764)	$284,848	$(10,757,916)
Net loss per common share, basic and diluted	$(0.85)	$0.03	$(0.82)

	Nine Months Ended September 30, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$10,349,516	$(26,872)	$10,322,644
Asset impairment charge	$1,505,279	$(216,680)	$1,288,599
Operating loss	$(7,033,996)	$243,552	$(6,790,444)
Change in fair value of derivative liabilities	$(1,152,185)	$694,724	$(457,461)
Other income (expense)	$(85,399)	$236,303	$150,904
Consolidated and combined net loss	$(21,006,434)	$1,174,579	$(19,831,855)
Net loss attributable to non-controlling interests	$413,969	$(126,129)	$287,840
Net loss attributable to Amergent Hospitality Group Inc	$(20,592,465)	$1,048,450	$(19,544,015)
Net loss per common share, basic and diluted	$(1.53)	$0.08	$(1.45)

There was no impact to the Company’s cash flows from operating, investing, or financing activities for the periods ended March 31, 2020, June 30, 2020, or September 30, 2020 as a result of these restatements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2020, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2020 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2019 that has not been fully remediated by the end of this period.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in its internal control over financial reporting:

●	We identified a deficiency related to our financial close process including maintaining a sufficient compliment of personnel commensurate with our accounting and financial reporting requirements, as well as development and extension of controls over the recording of journal entries and proper cutoff of accounts payable and accrued expenses at period end and in assessing agreements and the accounting treatment required to record the agreements correctly in the financial records.

Management determined that the deficiency could potentially result in a material misstatement of the consolidated and combined financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiency constitutes a material weakness in internal control.

Remediation Plans

We initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including recruitment of an accounting consultant and seeking outside advice from other third party consultants to assist in improving the Company’s internal control, simplify its reporting processes and reduced the risk of undetected errors. In June, 2020, the Company hired an accounting consultant that has appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations and has allowed the Company to be better aligned with segregation of duties. With the hiring of this consultant, the Company will be instituting monthly and quarterly meetings to identify significant, infrequent and unusual transactions as well as ensure timely reporting. Additionally, in September, 2020 the Company engaged a third party accounting and advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions as well as provide valuation services to the Company.

The Chief Financial Officer has initiated a preliminary assessment of management’s internal control over financial reporting in accordance with the 2013 integrated framework, as prescribed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Inherent Limitations on Effectiveness of Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following section sets forth the names, ages and current positions with the Company held by our directors and executive officers, together with certain biographical information. There is no immediate family relationship between or among any of our directors and our executive officers, and the Company is not aware of any arrangement or understanding between any director or executive officer and any other person pursuant to which he was elected to his current position.

Each director and executive officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. Each director was appointed to the board of Amergent concurrently with the Merger and Spin-Off.

Our bylaws give the board authority to expand or reduce the number of available board seats between five and nine, provided reduction may not be implemented below number of occupied seats. For as long as Oz Rey, LLC holds 10% debentures, it has the right, but not the obligation, to appoint two directors (“Appointees”) to Amergent’s board. Amergent agreed that its board or governance committee, if it has one, will re-nominate the Appointees as a directors at annual meetings. and recommend that stockholders vote “for” such Appointees at annual meetings. All proxies given to management will also vote in favor of such Appointees. This right to designate the Appointees will be subject to Nasdaq Listing Rules in the event Amergent seeks listing on one of the exchanges of the Nasdaq Stock Market. Oz Rey, LLC has not yet submitted any Appointees to Amergent.

DIRECTORS

Name	Age	Position

Frederick L. Glick	54	President, Director

Keith J. Johnson	61	Independent Director

Neil G. Kiefer	67	Independent Director

Michael D. Pruitt	58	Chairman and Chief Executive Officer

J. Eric Wagoner	68	Independent Director

Frederick L. Glick was appointed to serve as President of Chanticleer on November 16, 2018 and subsequently appointed as director effective May 10, 2019. Mr. Glick was the Vice President of Brewery Restaurants for the Karl Strauss Brewing Company brand in San Diego, California from 2013 to the present. Prior, from 2008 to 2013, Mr. Glick was the VP of Operations for Phil’s BBQ in San Diego, California. From 1991 to 2008, Mr. Glick was the President, CEO, Operating Partner of Hootwine, Inc., a Hooters franchise, in Oceanside, California. Mr. Glick graduated with a B.S. in Business Administration from Lehigh University in 1986. Each year, Mr. Glick volunteers with local service and charitable organizations and serves on the state board of directors of the California Restaurant Association and CRAF (California Restaurant Association Foundation).

Keith J. Johnson is the Chief Financial Officer of Watertech Equipment & Sales. He served as the Manager of Business Development for Hudson Technologies from November 2012 through September 2013. From August 2010 through November 2012, Mr. Johnson was President of Efficiency Technologies, Inc., the wholly owned operating subsidiary of Efftec International, Inc. He was the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina since 2004. Mr. Johnson has a BS in Accounting from Fairfield University in Fairfield, Connecticut. Mr. Johnson served on the board of directors of Chanticleer from April 2007 through March 31, 2020 and also served as the Chairman of its Audit Committee and a member of its Compensation Committee. Mr. Johnson was asked to serve as director based in part on his financial expertise and general proven success in business.

Neil G. Kiefer is the Chief Executive Officer of Hooters Management Corporation, Hooters, Inc., and all its affiliated companies, a position he has held since May 1992. In 1994, Mr. Kiefer was appointed to the boards of those entities, and he continues to serve on those boards. He was also Chief Executive Officer of the Hooters Casino Hotel in Las Vegas, Nevada from 2006 to 2012. Mr. Kiefer received his bachelor’s degree from Bethany College in Bethany, West Virginia and received his law degree from Hofstra University in Hempstead, New York. He was admitted to the Florida Bar in 1979. Mr. Kiefer served on the board of Chanticleer from January 2017 through March 31, 2020 and was a member of its compensation committee. He possesses extensive knowledge of the casual dining industry and is an experienced having served on the boards of numerous companies.

Michael D. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments, in 1999. In 2001, he formed Avenel Ventures, a technology investment and private venture capital firm. In February 2005, Mr. Pruitt formed Chanticleer Holdings, Inc., which commenced operations in June 2005 with him as Chairman and Chief Executive Officer, roles he continued to serve through the Merger and Spin-Off. In January 2011, Mr. Pruitt became a director of the board of Hooters of America, LLC. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the E. Craig Wall Sr. College of Business Administration, the Coastal Education Foundation Board, and the Athletic Committee of the Board of Trustees.

J. Eric Wagoner has served as a Managing Director and Head of the High-Yield & Distressed Securities division of Source Capital Group since 1995. Mr. Wagoner has over 35 years of investment securities experience and has developed specialized expertise in high yield and distressed debt instruments. He serves as a member of the board of directors of Argus Research Group, a leading independent equity research firm, and is a member of the Board of Visitors at Wake Forest University. Mr. Wagoner is a graduate of the University of North Carolina and received his MBA from the Babcock Graduate School of Management at Wake Forest University. Mr. Wagoner holds NASD Series 7, 24 and 63 licenses. Mr. Wagoner served on Chanticleer’s board of directors from March 2018 through the Merger and Spin-Off and was a member of its audit committee and compensation committee. He was asked to serve as director based in part on his extensive securities knowledge and general proven success in business.

EXECUTIVE OFFICERS

Name	Age	Position

Michael D. Pruitt	58	Chairman and Chief Executive Officer

Frederick L. Glick	54	President

Steven J. Hoelscher	62	Chief Financial Officer

Biographies for Mr. Pruitt and Mr. Glick are included with the director profiles above Mr. Pruitt and Mr. Glick were appointed to their respective positions concurrently with the Merger and Spin-Off.

Steven J. Hoelscher was appointed Chief Financial Officer on January 19, 2021. Mr. Hoelscher is a Certified Public Accountant and has 40 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the Chief Financial Officer for Mastodon Ventures, Inc., a strategic restaurant advisory firm in Austin, Texas since June 2000. Mr. Hoelscher oversaw investments in a number of companies owning a variety of restaurant assets including over 100 KFC restaurants, and various other fast casual, casual, fine dining, franchisee and franchisor concepts. Mr. Hoelscher previously occupied the roles Chief Financial Officer and Chief Accounting Officer at two public companies, serving as Chief Financial Officer and a member of the Board of Directors of Anpath Group Inc., from 2006 to 2015, and as Chief Financial Officer on part-time basis for Enxnet Inc., from 2004 to 2019. Mr. Hoelscher also served as controller and Chief Accounting Officer for Aperian from 1996 to 2000. Mr. Hoelscher serves on several board of directors for non-profit organizations. He received a Bachelor of Business Administration Degree from West Texas A&M University.

Mr. Hoelscher’s engagement with Amergent is on a part-time basis. Mr Hoelscher serves as an officer of entities affiliated with Oz Rey, LLC (a related party and Amergent’s largest beneficial owner, which entity beneficially owning in excess 71% of Amergent’s outstanding common stock). Oz Rey, LLC holds a first priority secured note with a principal balance of $4,037,889, guaranteed by all of Amergent’s subsidiaries. Mr. Hoelscher serves as (a) a Manager and also the Chief Financial Officer of Oz Rey, LLC; (b) Chief Financial Officer of Mastodon Ventures, Inc., an affiliate of Oz Rey, LLC; and (c) as Manager and Chief Financial Officer of MV Amanth LLC and its subsidiaries, also affiliates of Oz Rey, LLC. Mr. Hoelscher may engage in other positions and pursuits from time to time during his employment; provided however, Mr. Hoelscher will notify the Company in advance of accepting new positions or embarking on new pursuits.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Amergent, have any material interest adverse to Amergent or have, during the past ten years been subject to legal or regulatory proceedings required to be disclosed hereunder.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Corporate Governance

Audit Committee of the Board

The Audit Committee was formed on July 6, 2020. The board has determined that each member of our Audit Committee is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules and that members of the Audit Committee are independent under the additional requirements of Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”). The board has determined J. Eric Wagoner meets SEC requirements of an “audit committee financial expert” within the meaning of the Sarbanes Oxley Act of 2002, Section 407(b). In addition, the board determined that (i) none of the Audit Committee members have participated in the preparation of the financial statements of the company at any time during the past three years and (2) Audit Committee members are able to read and understand fundamental financial statements. Additionally, we intend to continue to have at least one member of the Audit Committee whose experience or background results in the individual’s financial sophistication. The Audit Committee charter is posted on our website at www.amergenthg.com.

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website at www.amergenthg.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Amergent under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2020 none of our officers or directors filed late Forms 3 or 4. None of our officers or directors filed Form 5.

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Practices

Our executive compensation program will be administered by the board of directors until the compensation committee is formed.

Generally, we intend to compensate our executive officers with a compensation package that is designed to drive Company performance to maximize stockholder value while meeting our needs and the needs of our executives. The following are objectives we consider:

●	Alignment — to align the interests of executives and stockholders through equity-based compensation awards;

●	Retention — to attract, retain and motivate highly qualified, high performing executives to lead our growth and success; and

●	Performance — to provide, when appropriate, compensation that is dependent upon the executive’s achievements and the Company’s performance.

In order to achieve the above objectives, our executive compensation philosophy is guided by the following principles:

●	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing stockholder value;

●

Executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to achieve our goals, objectives and overall financial success;

●	Compensation of an executive is based on such individual’s role, responsibilities, performance and experience; and

●	Annual performance of the Company and the executive are taken into account in determining annual bonuses with the goal of fostering a pay-for-performance culture.

Compensation Elements

We intend to compensate our executives through a variety of components, which may include a base salary, annual performance-based incentive bonuses, equity incentives, and benefits and perquisites, in order to provide our executives with a competitive overall compensation package. The mix and value of these components are impacted by a variety of factors, such as responsibility level, individual negotiations and performance and market practice.

Accounting and Tax Considerations

We consider the accounting and tax implications of all aspects of our executive compensation strategy and, so long as doing so does not conflict with our general performance objectives described above, we strive to achieve the most favorable accounting and tax treatment possible to the Company and our executive officers.

Process for Setting Executive Compensation; Factors Considered

When making pay determinations for named executive officers, the board will considers a variety of factors including, among others: (1) actual Company performance as compared to pre-established goals, (2) individual executive performance and expected contribution to our future success, (3) changes in economic conditions and the external marketplace, (4) prior years’ bonuses and long-term incentive awards, and (5) in the case of executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer, and in the case of our Chief Executive Officer, his negotiations with our board. No specific weighting is assigned to these factors nor are particular targets set for any particular factor. Ultimately, the board will use its judgment and discretion when determining how much to pay our executive officers and will sets the pay for such executives by element (including cash versus non-cash compensation) and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company’s long-term objectives.

Summary Compensation Table

The information included in the Summary Compensation Table below reflects compensation earned from Amergent during the fiscal years ended December 31, 2020 and 2019 by each person serving in capacities of a named executive officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Michael D. Pruitt (1)	2020	$287,003	-	-	-	$287,003
Chief Executive Officer	2019	$264,997	-	-	-	$264,997

Frederick L. Glick (2)	2020	$260,291	-	-	-	$260,291
President	2019	$247,554	-	-	-	247,554

Patrick Harkleroad (3)	2020	$160,961	-	-	-	$160,961
Chief Financial Officer	2019	$152,462	-	-	-	$152,462

(1)	Mr. Pruitt sat on the Hooters of America, LLC board of directors until July 2019. The Company received annual payments of $100,000 from Hooters of America, LLC while Mr. Pruitt served on its board.
(2)	Mr. Glick was appointed to serve as President effective November 16, 2018.
(3)	Mr. Harkleroad was appointed to serve as Chief Financial Officer effective January 21, 2019 and resigned effective December 31, 2020.

Employment Agreements

Frederick L. Glick, President

Mr. Glick’s at-will employment agreement continues through December 31, 2020, at which point it renews automatically for additional one-year terms unless terminated by either Amergent or Mr. Glick with or without notice, and with or without cause, pursuant to the terms of the agreement. Pursuant to the agreement, Mr. Glick receives a base salary at the rate of $250,000 per year. The agreement contains confidentiality, invention assignment and non-solicitation covenants. Mr. Glick is also entitled to participate in customary benefits that the Company offers to its executive officers. If Mr. Glick is terminated without cause or resigns with good reason, he will be entitled to 12 months of severance benefits. If Mr. Glick is terminated or resigns within 12 months of a “Change of Control”, he will be entitled to 12 months of severance benefits.

Steven J. Hoelscher, Chief Financial Officer

On February 4, 2021 we entered into an at will employment agreement and non-solicitation and confidentiality agreement with Steven J. Hoelscher, which agreements govern the terms of the engagement of Mr. Hoelscher as Amergent’s new Chief Financial Officer. Either party may terminate the employment agreement with or without cause and with or without advance notice, at any time. Mr. Hoelscher receives a base salary of $120,000 and has the opportunity to earn an annual bonus of $30,000 based on metrics to be determined by the board of directors of Amergent. The non-solicitation and confidentiality agreement contains customary restrictions on the use of confidential information, protecting Amergent’s trade secrets, as well as protective covenants governing non-solicitation of customers and employees and restricting interference with Amergent’s business.

Patrick Harkleroad, Former Chief Financial Officer

Mr. Harkleroad’s at-will employment agreement was terminated December 31, 2020.

Under his employment agreement, Mr. Harkleroad received a base salary at a rate of $155,000 per year. The agreement contained confidentiality, invention assignment and non-solicitation covenants. Mr. Harkleroad was also be entitled to participate in customary benefits that the Company offers to its executive officers.

On March 26, 2021, we entered into a separation and release agreement with Mr. Harkleroad. Pursuant to the Agreement, Mr. Harkleroad will be paid $15,000 for transition services through March 31, 2021. Amergent reaffirmed its indemnification obligations to Mr. Harkleroad in the Agreement, pursuant to the terms of that certain Indemnification Agreement by and between the parties dated July 10, 2020. The Agreement also contains customary general releases by the parties as well as confidentiality, non-disparagement and cooperation provisions.

Change-in-Control Provisions

Except as described above concerning Frederick L. Glick’s employment agreement, no other officers have agreements with change-in-control provisions.

Director Compensation Table

The following table reflects compensation earned for services performed in 2020 by members of Amergent’s board who were not employees; provided however Amergent has agreed to assume any accrued and unpaid fees. Any director who is also an employee, such as Mr. Pruitt, does not receive any compensation for service as a director. The compensation received by Mr. Pruitt as an employee is shown above in the Summary Compensation Table. Amergent reimbursed all directors for expenses incurred in their capacity as directors.

Name	Director Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Total

Keith J. Johnson	$28,000	-	-	$28,000

Neil G. Kiefer	$28,000	-	-	$28,000

J. Eric Wagoner	$28,000	-	-	$28,000

(1)	Director fees earned in 2020 are accrued and unpaid.

Outstanding Equity Awards at Year-End

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of March 17, 2020 by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;
●	each of our Named Executive Officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Amergent Hospitality Group, Inc., PO Box 460695 Charlotte, NC 28247. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying warrants, options or other convertible securities held by such persons that are exercisable within 60 days of March 17, 2021 but excludes shares of common stock underlying warrants, options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of March 17, 2021 was 14,541,120. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Michael D. Pruitt (1)	74,717	*
Frederick L. Glick (2)	50,764	*
Stephen J. Hoelscher	0	*
Keith J. Johnson	45,569	*
Neil G. Kiefer (3)	40,091	*
J. Eric Wagoner (4)	41,336	*
Directors and Executive Officers as a Group (6 persons)	252,477	1.74%
Oz Rey, LLC (5)	41,941,490	74.30%
Arena Origination Co., LLC (6)	1,020,437	6.56	%**
Arena Special Opportunities Fund, LP (7)	670,713	4.41	%**

* less than 1%

**contractual beneficial ownership limitation of 9.99% for Arena Origination Co., LLC, Arena Special Opportunities Fund, LP and their affiliates, collectively.

(1) Includes 20,429 shares held directly by Mr. Pruitt’s individual IRA account; 19,326 shares held directly, and 34,962 shares held directly by Avenel Financial Group. Mr. Pruitt exercises voting and dispositive control over these shares.

(2) Includes 20,769 shares held directly by Mr. Glick’s individual IRA account. Mr. Glick exercises voting and dispositive control over these shares.

(3) Includes 2,000 shares held directly by Mr. Kiefer’s individual IRA account. Mr. Kiefer exercises voting and dispositive control over these shares.

(4) Includes 10,690 shares held directly by Mr. Wagoner’s individual IRA account. Mr. Wagoner exercises voting and dispositive control over these shares.

(5) Includes 40,378,890 shares issuable upon conversion of outstanding 10% debenture and 1,562,600 shares issuable upon exercise of currently exercisable warrants.

(6) Includes up to 800,000 shares issuable upon conversion of 400 shares of Series 2 Preferred and up to 220,437 shares underlying currently exercisable warrants. Arena Investors, LP is the investment adviser of, and may be deemed to beneficially own securities owned by, Arena Origination Co., LLC, or “Originating Fund”. Westaim Origination Holdings, Inc is the managing member of, and may be deemed to beneficially own securities owned by, Originating Fund. Arena Investors GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by, Arena Investors, LP. Each of Arena Investors, LP and Westaim Origination Holdings, Inc. or, together, Arena, shares voting and disposal power over the shares held by Originating Fund. Each of the persons set forth above other than Originating Fund disclaims beneficial ownership of the shares beneficially owned by Originating Fund and this prospectus shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities. The address for Originating Fund is c/o Arena Investors LP, 405 Lexington Avenue, 59th Floor, New York, New York 10174.

(7) Includes up to 524,000 shares issuable upon conversion of 262 shares of Series 2 Preferred and 146,713 shares underlying currently exercisable warrants. Arena Investors, LP is the investment adviser of, and may be deemed to beneficially own securities owned by Arena Special Opportunities Fund, LP, Arena Special Opportunities Fund (Onshore) GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by, Opportunities Fund. Arena Investors GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by, Arena Investors, LP. Each of Arena Investors, LP and Arena Special Opportunities Fund (Onshore) GP, LLC, or, together, Arena, shares voting and disposal power over the shares held by Opportunities Fund. Each of the persons set forth above other than Opportunities Fund disclaims beneficial ownership of the shares beneficially owned by Opportunities Fund and this prospectus shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities. The address for Opportunities Fund is c/o Arena Investors LP, 405 Lexington Avenue, 59th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have active equity compensation plans and no options or other equity awards outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Due to Related Parties

As of December 31, 2020 and December 31, 2019 the Company owed amounts pursuant to non-interest-bearing loans from Chanticleer Investors, LLC. The amounts owed by the Company are as follows:

	December 31, 2020	December 31, 2019

Chanticleer Investors, LLC	$0	$16,000
Total	$0	$16,000

The amount from Chanticleer Investors, LLC is related to cash distributions received from Chanticleer Investors, LLC’s interest in Hooters of America which is payable to the Company’s co-investors in that investment.

Steven J. Hoelscher

Steven J. Hoelscher was appointed Chief Financial Officer on January 19, 2021. Mr. Hoelscher’s engagement with Amergent is on a part-time basis. Mr Hoelscher serves as an officer of entities affiliated with Oz Rey, LLC (a related party and Amergent’s largest beneficial owner, which entity beneficially owning in excess 71% of Amergent’s outstanding common stock). Oz Rey, LLC holds a first priority secured note with a principal balance of $4,037,889, guaranteed by all of Amergent’s subsidiaries. Mr. Hoelscher serves as (a) a Manager and also the Chief Financial Officer of Oz Rey, LLC; (b) Chief Financial Officer of Mastodon Ventures, Inc., an affiliate of Oz Rey, LLC; and (c) as Manager and Chief Financial Officer of MV Amanth LLC and its subsidiaries, also affiliates of Oz Rey, LLC. Mr. Hoelscher may engage in other positions and pursuits from time to time during his employment; provided however, Mr. Hoelscher will notify the Company in advance of accepting new positions or embarking on new pursuits.

DIRECTOR INDEPENDENCE

Our board determined that Messrs. Johnson, Kiefer and Wagoner are “independent directors” as defined under NASDAQ rules.

As of the date of this Annual Report, our board has five directors and the following three standing committees: an Audit Committee, a Compensation Committee, and a Governance Committee. The board determined through 2020, each of that Messrs. Johnson, Kiefer and Wagoner is an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”). Independence of board members is re-evaluated by the board annually.

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship between Amergent and one of our executive officers, directors, director nominees or 5% or greater stockholders (or their immediate family members), each of whom we refer to as a “related person,” in which such related person has a direct or indirect material interest. If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. Our Governance Committee is comprised of Neil Kiefer and J. Eric Wagoner. Mr. Wagoner serves as Chairman. The board of directors has determined all of the members of the Governance Committee are independent under the rules of the Nasdaq Stock Market, LLC. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by Cherry Bekaert LLP, the Company’s (and Chanticleer’s prior to the Merger) independent registered public accounting firms, for each of the respective last two fiscal years:

Fee Category	2020	2019
Audit Fees	$512,033	$292,905
Audit-Related Fees	67,650	69,300
Tax Fees	0	11,500
Total Fees	$578,683	$373,705

Audit Fees

Represents fees for professional services provided in connection with the audit of the Company’s annual consolidated financial statements and reviews of the Company’s quarterly interim consolidated and combined financial statements.

Audit-Related Fees

Fees related to review of registration statements and statutory audits.

Tax Fees

Tax fees are associated with advice.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by Cherry Bekaert LLP during 2020 and 2019 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining Cherry Bekaert LLP’s independence and has determined that such services for fiscal years 2020 and 2019 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audited consolidated financial statements with management, discussing with the independent registered public accountants the matters required by Public Company Accounting Oversight Board Auditing Standard No. 1301 Communications with Audit Committees, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index, which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

ITEM 16. FORM 10K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2021	AMERGENT HOSPITALITY GROUP INC.
a Delaware corporation

	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Pruitt.	Chief Executive Officer,	April 15, 2021
Michael D. Pruitt	(Principal Executive Officer), Director

/s/ Steven J. Hoelscher	Chief Financial Officer	April 15, 2021
Steven J. Hoelscher	(Principal Financial Officer)

/s/ Keith J Johnson	Chairman of the Board	April 15, 2021
Keith J. Johnson

/s/ Frederick L. Glick	President, Director	April, 15, 2021
Frederick L. Glick

/s/ J. Eric Wagoner	Director	April 15, 2021
J. Eric Wagoner

/s/ Neil J. Kiefer	Director	April 15, 2021
Neil J. Kiefer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Distribution Agreement by and between Chanticleer and Amergent dated March 25, 2020, incorporated by reference to Exhibit 2.1 to Form 10-12G/A, filed July 2, 2020

2.2	Contribution Agreement by and between Chanticleer and Amergent dated March 31, 2020, incorporated by reference to Exhibit 2.2 to Form 10-12G/A, filed July 2, 2020

2.3#	Agreement and Plan of Merger, by and among Chanticleer, Sonnet, and Merger-Sub, dated October 10, 2019, incorporated by reference to Exhibit 2.3 to Form 10-12G/A, filed July 2, 2020

2.4	Amendment No. 1 to Agreement and Plan of Merger, by and among Chanticleer, Sonnet and Merger-Sub dated February 7, incorporated by reference to Exhibit 2.4 to Form 10-12G/A, filed July 2, 2020

3.1	Certificate of Incorporation of Registrant filed February 18, 2020 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to Form 10-12G/A, filed July 2, 2020

3.2	Certificate of Designations of Series 2 Convertible Preferred Stock filed April 1, 2020 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.2 to Form 10-12G/A, filed July 2, 2020

3.3	Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock dated August 16, 2020, incorporated by reference to exhibit 3.1 tom Form 10Q, as filed August 19, 2020

3.4	Second Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock dated February 16, 2021, filed herewith

3.5	Form of Bylaws, incorporated by reference to Exhibit 3.3 to Form 10-12G/A, filed July 2, 2020

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to Form 10-12G/A, filed July 2, 2020

4.2	Specimen Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Form 10-12G/A, filed July 2, 2020

4.3	Spin-Off Entity Warrant, incorporated by reference to Exhibit 4.3 to Form 10-12G/A, filed July 2, 2020

4.4	Form of Warrant issued to Oz Rey, LLC on April 1, 2020, incorporated by reference to Exhibit 4.4 to Form 10-12G/A, filed July 2, 2020

4.5	Form of Warrant issued to certain holders of Series 2 Convertible Preferred dated April 1, 2020, incorporated by reference to Exhibit 4.5 to Form 10-12G/A, filed July 2, 2020

4 (vi)	Description of Registrant’s Common Stock, filed herewith

10.1	Securities Purchase Agreement by and among Amergent, Oz Rey, LLC and certain other purchasers dated April 1, 2020, incorporated by reference to Exhibit 10.1 to Form 10-12G/A, filed July 2, 2020

10.2	Form of Secured Convertible Debenture of Amergent in favor of Oz Rey, LLC issued April 1, 2020, incorporated by reference to Exhibit 10.2 to Form 10-12G/A, filed July 2, 2020

10.3	Registration Rights Agreement by and among Amergent, Oz Rey, LLC and certain holders of registrable securities, incorporated by reference to Exhibit 10.3 to Form 10-12G/A, filed July 2, 2020

10.4	Subsidiary Guarantee in favor of Oz Rey, LLC dated April 1, 2020, incorporated by reference to Exhibit 10.4 to Form 10-12G/A, filed July 2, 2020

10.5	Security Agreement in favor of Oz Rey, LLC dated April 1, 2020, incorporated by reference to Exhibit 10.5 to Form 10-12G/A, filed July 2, 2020

10.6**	Employment Agreement by and between Patrick Harkleroad and Chanticleer, dated January 7, 2019 as assigned to Amergent, incorporated by reference to Exhibit 10.6 to Form 10-12G/A, filed July 2, 2020

10.7**	Employment Agreement by and between Chanticleer and Frederick L. Glick dated November 16, 2018 as assigned to Amergent, incorporated by reference to Exhibit 10.7 to Form 10-12G/A, filed July 2, 2020

10.8	Form of Franchise Agreement between Chanticleer and Hooters of America, LLC, incorporated by reference to Exhibit 10.8 to Form 10-12G/A, filed July 2, 2020

10.9	Lease Agreement between Redus NC Commercial, LLC and Chanticleer, incorporated by reference to Exhibit 10.9 to Form 10-12G/A, filed July 2, 2020

10.10	Gaming Assignment dated July 1, 2014, incorporated by reference to Exhibit 10.10 to Form 10-12G/A, filed July 2, 2020

10.11	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.11 to Form 10-12G/A, filed July 2, 2020

10.12	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer and the investors party thereto, incorporated by reference to Exhibit 10.12 to Form 10-12G/A, filed July 2, 2020

10.13	Note in favor of TowneBank in amount of $2,000,000 dated February 25, 2021 filed herewith

10.14	[RESERVED]

10.15**	Separation and Release Agreement by and between Amergent and Patrick Harkleroad, dated March 26, 2021, filed herewith

10.16	Waiver, Consent and Amendment to Certificate of Designations by and between Amergent and holders of Series 2 Convertible Preferred Stock dated August 17, 2020, filed herewith

10.17	Waiver, Consent and Amendment to Certificate of Designations by and between Amergent and holders of Series 2 Convertible Preferred Stock dated February 16, 2021, filed herewith

10.18**	Employment Agreement by and between Amergent and Steve J. Hoelscher dated February 4, 2021, filed herewith

10.19**	Non-Solicitation and Confidentiality Agreement by and between Amergent and Steve J. Hoelscher dated February 4, 2021, filed herewith

14.1	Code of Ethics, filed herewith
21	Subsidiaries of Amergent Hospitality Group Inc., filed herewith
22(ii)	Affiliate Guarantor, filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Label Linkbase Document

**	Management Compensatory Contract or Arrangement

# The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

