Form 10-Q
period 2021-03-31
Amergent Hospitality Group, Inc
filed 2021-05-24
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-56145

AMERGENT HOSPITALITY GROUP INC.

Delaware	84-4842958
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

7621 Little Avenue Suite 414
Charlotte, NC	28226
(Address of Principal Executive Offices)	(Zip Code)

(704) 366-5122

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

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

The number of shares outstanding of the registrant’s $0.0001 par value common stock as of May 21, 2021, was 15,656,736 shares.

Amergent Hospitality Group Inc. and Subsidiaries

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;

●	our ability to operate our business and generate profits. We have not been profitable to date;

●	decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic,

●	Business interruptions resulting from the coronavirus COVID-19 global pandemic;

●	Our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods;

●	general risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;

●	actions of our franchise partners or operating partners which could harm our business;

●	failure to protect our intellectual property rights, including the brand image of our restaurants;

●	changes in customer preferences and perceptions;

●	increases in costs, including food, rent, labor and energy prices;

●	constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	the risks associated with leasing space subject to long-term non-cancelable leases;

●	we may not attain our target development goals and aggressive development could cannibalize existing sales;

●	negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	whether or not we will be entitled to forgiveness of our Paycheck Protection Program loans;

●	we may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes; and

●	our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital.

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

3

PART I

ITEM 1: FINANCIAL STATEMENTS

Amergent Hospitality Group, Inc and Subsidiaries

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$2,356,382	$678,468
Restricted cash	850,000	1,250,336
Investments	416,974	413,268
Accounts and other receivables	92,632	314,043
Inventories	169,407	172,695
Prepaid expenses and other current assets	131,743	290,227
TOTAL CURRENT ASSETS	4,017,138	3,119,037
Property and equipment, net	3,172,010	3,702,894
Operating lease asset	8,598,374	9,529,443
Intangible assets, net	2,625,783	3,043,885
Goodwill	8,597,918	8,591,149
Investments	365,001	365,001
Deposits and other assets	273,577	295,930
TOTAL ASSETS	$27,649,801	$28,647,339

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,999,966	$8,667,268
Current maturities of long-term debt and notes payable	2,648,736	2,338,978
Current operating lease liabilities	5,054,829	4,209,389
Derivative liabilities	—	184,800
TOTAL CURRENT LIABILITIES	16,703,531	15,400,435

Long-term operating lease liabilities	9,407,194	10,677,862
Contract liabilities	777,133	794,989
Deferred tax liabilities	108,809	108,809
Long-term debt and notes payable, net of current maturities	2,186,808	539,734
Convertible debt, net of debt discount of $178,945 and $223,681 at March 31, 2021 and December 31, 2020, respectively	3,858,944	3,814,208
TOTAL LIABILITIES	33,042,419	31,336,037

Commitments and contingencies (see Note 10)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 662 and 787 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	386,608	459,608

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 shares; 14,532,736 and 14,282,736 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,453	1,428
Additional paid-in-capital	92,506,319	92,433,344
Accumulated deficit	(97,135,909)	(94,587,482)
Accumulated other comprehensive loss	(17,124)	(25,916)
Total Amergent Hospitality Group, Inc., Stockholders’ Deficit	(4,645,261)	(2,178,626)
Non-controlling interests	(1,133,965)	(969,680)
TOTAL STOCKHOLDERS’ DEFICIT	(5,779,226)	(3,148,306)
TOTAL LIABILITIES, REDEEMABLE SHARES AND STOCKHOLDERS’ DEFICIT	$27,649,801	$28,647,339

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

	Three months ended
	March 31, 2021	March 31, 2020
		(Restated)
Revenue:
Restaurant sales, net	$4,444,192	$5,491,457
Gaming income, net	57,030	99,749
Franchise income	92,228	90,032
Management fee income	—	—
Total revenue	4,593,450	5,681,238
Expenses:
Restaurant cost of sales	1,315,922	1,797,770
Restaurant operating expenses	3,245,115	3,625,844
Restaurant pre-opening and closing expenses	—	20,730
General and administrative expenses	1,167,127	1,175,153
Asset impairment charge	1,287,579	—
Depreciation and amortization	367,655	415,831
Total expenses	7,383,398	7,035,328
Operating loss	(2,789,948)	(1,354,090)
Other income (expense):
Interest expense	(157,241)	(162,988)
Change in fair value of derivative liabilities	184,800	(297,000)
Change in the fair value of investment	3,706	—
Gain on extinguished lease liabilities	43,355	—
Other income	2,616	242,193
Total other income (expense)	77,236	(217,795)
Loss before income taxes	(2,712,712)	(1,571,885)
Income tax expense	—	3,676
Consolidated and combined net loss	(2,712,712)	(1,568,209)

Less: Net loss (income) attributable to non-controlling interests	164,285	(203,405)
Net loss attributable to Amergent Hospitality Group Inc.	(2,548,427)	(1,771,614)
Dividends on redeemable preferred stock	—	(28,219)
Net loss attributable to common shareholders of Amergent Hospitality Group Inc.	$(2,548,427)	$(1,799,833)

Net loss attributable to Amergent Hospitality Group, Inc. per common share, basic and diluted	$(0.18)	$(0.15)

Weighted average shares outstanding, basic and diluted	14,482,736	11,909,690

See accompanying notes to the consolidated and combined financial statements

6

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Comprehensive Loss

	Three months ended
	March 31, 2021	March 31, 2020
		(Restated)
Net loss attributable to Amergent Hospitality Group	$(2,548,427)	$(1,771,614)
Foreign currency translation gain (loss)	8,792	(81,069)
Comprehensive loss	$(2,539,635)	$(1,852,683)

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Deficit

Three Months Ended March 31, 2021 and 2020

	(Temporary equity)				Additional		Accumulated Other	Non-
	Preferred Series 2		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2020	787	$459,608	14,282,736	$1,428	$92,433,344	$(94,587,482)	$(25,916)	$(969,680)	$(3,148,306)
Conversion of preferred stock into common	(125)	(73,000)	250,000	25	72,975	—	—	—	73,000
Foreign currency translation	—	—	—	—	—	—	8,792	—	8,792
Net loss	—	—	—	—	—	(2,548,427)	—	(164,285)	(2,712,712)
Balance, March 31, 2021	662	$386,608	14,532,736	$1,453	$92,506,319	$(97,135,909)	$(17,124)	$(1,133,965)	$(5,779,226)

	(Temporary equity)				Additional		Accumulated Other	Non-
	Preferred Series 2		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2019	—	$—	10,404,342	$1,041	$71,505,989	$(75,068,385)	$(46,437)	$455,781	$(3,152,011)
Common stock and warrants issued for:
Preferred unit dividend	—	—	37,518	4	19,519	(28,219)	—	—	(8,696)
Exercise of warrants	—	—	2,414,022	246	1,528,867	(325,366)	—	—	1,203,747
Preferred Shares - Series 2
Issuance of shares, net of transaction costs of $95,000	1,500	1,405,000	—	—	—	—	—	—	—
Bifurcation of derivative liability	—	(529,000)	—	—	—	—	—	—	—
Beneficial conversion feature	—	(729,000)	—	—	729,000	—	—	—	729,000
Preferred stock deemed dividend	—	729,000	—	—	(729,000)	—	—	—	(729,000)
Conversion of Series 2 preferred to common	(713)	(416,392)	1,426,854	143	416,249	—	—	—	416,392
Foreign currency translation	—	—	—	—	—	—	(81,069)	—	(81,069)
Net loss	—	—	—	—	—	(1,771,614)	—	203,405	(1,568,209)
Balance, March 31, 2020	787	$459,608	14,282,736	$1,434	$73,470,624	$(77,193,584)	$(127,506)	$659,186	$(3,189,846)

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

	Three months ended
	March 31, 2021	March 31, 2020
		(Restated)

Net loss	$(2,712,712)	$(1,568,209)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash flows from operations
Depreciation and amortization	367,655	415,831
Amortization of operating lease assets	225,947	628,210
Asset impairment charges	1,287,579	—
Gain from extinguished lease liabilities	(43,355)
Stock-based compensation	—	28,000
Gain on investments	(3,706)	(8,198)
Amortization of debt discount	44,736	—
Derivative liabilities revaluation	(184,800)	297,000
Change in assets and liabilities
Accounts and other receivables	221,463	68,339
Prepaid and other assets	182,355	(683,972)
Inventories	3,474	12,807
Accounts payable and accrued expenses	328,345	(195,975)
Operating lease liabilities	(381,873)	(874,842)
Contract liabilities	(17,856)	(24,043)
Net cash flows from operating activities	(682,748)	(1,905,052)

Cash flows from investing activities:
Purchase of property and equipment	(1,693)	(19,713)
Net cash flows used in investing activities	(1,693)	(19,713)

Cash flows from financing activities:
Proceeds from Series 2 Preferred	—	1,405,000
Proceeds from warrant exercises	—	885,046
Loan proceeds	2,000,000	414,400
Loan repayments	(44,642)	(697,237)
Net cash flows provided by financing activities	1,955,358	2,007,209
Effect of exchange rate of on cash	6,661	(34,195)
Net increase in cash and restricted cash	1,277,578	48,249
Cash and restricted cash, beginning of period	1,928,804	501,017
Cash and restricted cash, end of period	$3,206,382	$549,266

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$203,775	$46,899
Income taxes	$3,490	$—

Non-cash investing and financing activities
Conversion of Preferred stock - Series 2 to common stock	$73,000	$416,392
Preferred stock dividends paid through issuance of common stock	$—	$19,523
Accrued interest paid through warrant exercise	$—	$318,700
Bifurcation of derivative liability from Preferred Stock - Series 2	$—	$529,000

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

1. NATURE OF BUSINESS

BASIS OF PRESENTATION

Amergent Hospitality Group, Inc. (“Amergent”) was incorporated on February 18, 2020 as a wholly-owned subsidiary of Chanticleer Holdings, Inc. (“Chanticleer”) for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the Spin-Off of Amergent to the shareholders of Chanticleer (Spin-Off”). The Spin-Off transaction was completed on April 1, 2020 in connection with the merger (the “Merger”) of Sonnet BioTherapeutics, Inc. (“Sonnet”) on that date. Amergent is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally.

On March 31, 2020, Chanticleer contributed all its assets and liabilities, including the stock interest in all its subsidiaries (other than Amergent), to Amergent. Based on this being a transaction between entities under common control the carryover basis of accounting was used to record the assets and liabilities contributed to Amergent. Further, as a common control transaction the condensed consolidated and combined financial statements of Amergent reflect the transaction as if the contribution had occurred as of the earliest period presented herein.

As such, the accompanying condensed consolidated and combined financial statements include the accounts of Amergent and its subsidiaries along with Chanticleer and its subsidiaries (collectively “we,” “us,” “our,” or the “Company”). All intercompany and inter-entity balances have been eliminated in consolidation and combination.

GENERAL

The accompanying condensed consolidated and combined financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated and combined financial statements have not been audited. The condensed consolidated and combined balance sheet as of December 31, 2020 has been derived from the audited consolidated and combined financial statements as of December 31, 2020 and for the year then ended included in Amergent’s annual report filed with the SEC on April 15, 2021. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021.

Certain information and footnote disclosures normally included in unaudited condensed consolidated and combined financial statements prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in Amergent’s Annual Report for the year ended December 31, 2020 previously filed with the SEC.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of March 31, 2021, the Company’s cash balance was $3,206,382, of which $850,000 was restricted cash, its working capital deficiency was $12,686,393 and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry that have continued through March 31, 2021. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting some of the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact. The Company’s current operating losses, combined with its working capital deficit and uncertainties regarding the impact of COVID-19, raise substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated and combined financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our significant accounting policies described in the annual report for the year ended December 31, 2020 filed with the SEC on April 15, 2021, that would have had a significant impact on these unaudited condensed consolidated and combined financial statements and related notes.

BASIS OF PRESENTATION

The accompanying condensed consolidated and combined financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include analysis of the recoverability of goodwill and long-lived assets. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing COVID-19 pandemic and the COVID-19 control responses.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2021
Assets (Note 3)
Common stock of Sonnet	$416,974		$—	$416,974
Liabilities (Note 9)
True-up provision of Convertible Preferred Series 2	$—	$—	$—	$—

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2020
Assets (Note 3)
Common stock of Sonnet	$413,268		$—	$413,268
Liabilities (Note 9)
True-up provision of Convertible Preferred Series 2	$—	$—	$184,800	$184,800

Inputs used in the Company’s Level 3 calculation of fair value are discussed in Note 9.

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

RESTRICTED CASH

As of March 31, 2021 and December 31, 2020, the Company maintained restricted cash of $850,000 and $1,250,336, respectively. Approximately $441,000 of restricted cash is collateral for the True-Up Payment discussed in Note 8. The restricted cash is maintained in a segregated bank account.

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

INTANGIBLE ASSETS

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. Certain of the Company’s trade name/trademarks have been determined to have a definite-lived life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s condensed consolidated and combined statements of operations and comprehensive income (loss). Certain of the Company’s trade name/trademarks have been classified as indefinite-lived intangible assets and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

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

During the third quarter of 2019 and continuing in 2020 and 2021, the Company determined that triggering events occurred some of which were related to the COVID-19 outbreak requiring management to review the certain long-lived assets for impairment. In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business, management has performed an impairment analysis of its long-lived assets at each quarter end in 2020 and at March 31, 2021 and determined that the carrying value of the Company’s trade name/trademark intangible asset, property and equipment and operating lease assets (see Notes 4, 5, and 10 for further discussion) were impaired. The determination was based on the best judgment of management for the future of the asset and on information known at the time of the assessment.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business, management has performed an impairment analysis of goodwill as of beginning in the first quarter of 2020 and quarterly thereafter through March 2021.

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

Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. The Company performed a quantitative assessment at the quarter end and determined that goodwill was not impaired due to the excess fair value of the reporting unit over its carrying value based on the best judgement of management for the future of the reporting unit and on information known at the time of the assessment.

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

As of March 31, 2021 and December 31, 2020, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

LOSS PER COMMON SHARE

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 8, and the potential conversion of the convertible debt, as described in Note 6, would be anti-dilutive.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by Accounting Standards Codification 740 and clarifying existing guidance to facilitate consistent application. The standard was effective for the Company beginning on January 1, 2021. The adoption of ASU 2019-12 as of January 1, 2021 did not have a material impact on the condensed consolidated financial statements.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

3. INVESTMENTS

Investments consist of the following:

	March 31, 2021	December 31, 2020
Common stock of Sonnet, at fair value	$416,974	$413,268
Chanticleer Investors, LLC, at cost	365,001	365,001
Total	$781,975	$778,269

Common stock of Sonnet

In 2020 the Company received warrants to purchase Sonnet common stock as part of consideration for the Merger with Sonnet (See Note 1). On November 17, 2020, the Company exercised the warrants and holds common stock of Sonnet.

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

In June 2019, an analysis of the transaction and the value of the cash received and retained non-controlling interest was performed. The Company concluded that its investment was impaired as of June 30, 2019 and recorded a $435,000 write down of the investment during the year ended December 31, 2019. No further impairment charges were recognized since that time.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Leasehold improvements	$6,920,113	$7,301,908
Restaurant furniture and equipment	1,978,555	2,132,726
Construction in progress	650	5,450
Office and computer equipment	112,073	125,535
Office furniture and fixtures	59,635	59,635
	9,071,026	9,625,254
Accumulated depreciation and amortization	(5,899,016)	(5,922,360)
	$3,172,010	$3,702,894

The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The impact has varied by state/geographical area within the United States at various intervals since the pandemic has been declared. Accordingly, the operating results and cash flows at the store level have varied significantly leading to an analysis of impairment at the store level for each quarter end beginning at the end of the first quarter of 2020 and continuing through March 31, 2021. Several stores were permanently or temporarily closed during 2020 and 2021 while others are operating at reduced capacity. Based on the assessment of recoverability, an impairment charge of approximately $255,000 was recorded for property and equipment during the three months ended March 31, 2021. No impairment was recorded during the three months ended March 31, 2020.

Depreciation expense was $277,563 and $324,872 for the three months ended March 31, 2021 and 2020, respectively.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

5. INTANGIBLE ASSETS, NET

GOODWILL

A roll-forward of goodwill is as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Beginning balance	$8,591,149	$8,567,888
Impairment	—	—
Foreign currency translation gain (loss)	6,769	23,261
Ending balance	$8,597,918	$8,591,149

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following:

		March 31, 2021	December 31, 2020
Trademark, Tradenames:
American Roadside Burger	10 years	$561,191	$1,786,930
BGR: The Burger Joint	Indefinite	739,245	739,245
Little Big Burger	Indefinite	1,550,000	1,550,000
		2,850,436	4,076,175
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters Pacific NW	20 years	—	74,507
Hooters UK	5 years	12,073	11,001
		12,073	85,508
Total intangibles at cost		3,690,266	4,989,440
Accumulated amortization		(1,064,483)	(1,945,555)
Intangible assets, net		$2,625,783	$3,043,885

An analysis of the recoverability of the carrying value was performed at each quarter end beginning at the end of the first quarter of 2020 and continuing through March 31, 2021. Based on that analysis, an impairment charge of approximately $327,000 was recorded to trademarks/tradenames for ABC: American Burger Company during the three months ended March 31, 2021. No other intangible assets were impaired during the three months ended March 31, 2020.

Amortization of intangible assets was $90,760 and $90,959 for the three months ended ended March 31, 2021 and 2020, respectively.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

6. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows at March 31, 2021 and and December 31, 2020:

	March 31, 2021	December 31, 2020
Notes payable (a)	$—	$25,850
Notes payable (b)	9,075	27,048
Contractor note (c)	348,269	348,269
PPP loans (d)	4,109,400	2,109,400
UK Bounce Back loan (e)	68,800	68,245
EIDI loans (f)	300,000	299,900
Convertible debt (g)	4,037,889	4,037,889
Total Debt	8,873,433	6,916,601
Less: discount on convertible debt (g)	(178,945)	(223,681)
Total Debt, net of discount	$8,694,488	$6,692,920

Current portion of long-term debt	$2,648,736	$2,338,978
Long-term debt, less current portion	$6,045,752	$4,353,942

(a) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bore interest at 4% and were due within 12 months of each acquisition date. Principal and interest payments were due monthly.

(b) During September 2019 and October 2019, the Company entered into two merchant capital advances in the amount of $46,000 and $84,700, respectively. The Company agreed to repay these advances through daily payments until those amounts are repaid with the specified interest rate per those agreements.

(c) The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note has a balance of $348,269, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $445,000. The additional $95,000 is included in accounts payable and accrued expenses at March 31, 2021 and December 31, 2020.

(d) On April 27, 2020, Amergent received a $2.1 million loan under the first round of the Payment Protection Program (PPP Loan). The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company has currently applied for loan forgiveness in the full amount of the loan, but no assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed. See Note 10 for additional information.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(e) On November 24, 2020, Amergent received approximately $68,200 through the Bounce Back Loan Scheme in the United Kingdom. The loan has a term of six years that can be extended to 10 years. No payments are required and no interest is accrued for the first twelve months after the loan is received. After the first year, the loan accrues interest at 2.5% per year.

(f) On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the Small Business Administration (“SBA”) in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $300,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments, including principal and interest, are due monthly beginning August 4, 2021 in the amount of $1,762. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP Loan.

(g) On April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey and certain original holders of the 8% non-convertible debentures previously outstanding, the Company issued a 10% secured convertible debenture to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% secured convertible debenture is $4,037,889, payable in full on April 1, 2022, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. Prior to August 17, 2020, the 10% secured convertible debenture was convertible at any time by Oz Rey into common stock at the lower of $0.10 per share and the volume weighted average price on the last 10 trading days immediately prior to conversion. The 10% secured convertible debenture is also subject to adjustment if Amergent sells securities below this price (down round protection), among other triggers. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date. The warrants were equity classified at March 31, 2021 and December 31, 2020.

The Company recorded a debt discount of approximately $358,000 for the difference between the face value of the 10% secured convertible debenture and the estimated fair value at the April 1, 2020 issuance date and is amortizing this discount over the two-year period of the notes. Amortization of $44,736 was recorded as interest expense during the three months ended March 31, 2021.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. The Company’s lender has provided a waiver of certain financial covenants through March 31, 2021.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

	March 31, 2021	December 31, 2020
Accounts payable	$3,746,271	$3,752,036
Accrued expenses	1,748,024	1,436,679
Accrued taxes (VAT, Sales, Payroll, etc.)	3,478,968	3,356,496
Accrued interest	26,703	122,057
	$8,999,966	$8,667,268

As of March 31, 2020 and December 31, 2020, approximately $2.9 million and $3.0 million, respectively, of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

8. STOCKHOLDER’S EQUITY

2020 Bridge Financing

Pursuant to a Securities Purchase Agreement dated February 7, 2020, the Company sold 1,500 shares of a new series of convertible preferred stock of Chanticleer (the “Series 2 Preferred Stock”) to an institutional investor for gross proceeds to the Company of $1,500,000 less transaction costs of $95,000. In addition, pursuant to the original agreement with the investors, the Company issued 5-year warrants to purchase an aggregate of 350,000 shares of common stock to the investors at $1.25 per share. Each share of Series 2 Preferred has a stated value of $1,000. Upon issuance, the Company bifurcated and recorded, as a liability, an embedded derivative (more fully described below and in Note 9) in the amount of $529,000. The effective conversion price of the Series 2 Preferred Stock after the bifurcation of the derivative resulted a beneficial conversion feature of $729,000, which was then immediately recorded as a deemed dividend as the preferred stock is immediately convertible. In March 2020, an aggregate of 713 shares of Series 2 Preferred Stock were converted into 1,426,854 shares of common stock. In connection with the Merger (see Note 1), all remaining outstanding shares of the Series 2 Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent, the shareholders of Chanticleer common stock received shares of Amergent on a 1 for 1 basis (Spin-Off shares) and received 1 share of Sonnet common stock for 26 shares of Chanticleer common stock held at the time of the Merger. In January 2021, an aggregate of 125 shares of Series 2 Preferred Stock were converted into 250,000 shares of common stock. At March 31, 2021, 662 shares of Series 2 Preferred Stock were outstanding.

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

On February 16, 2021, the Company and the holders of the Series 2 Preferred Stock entered into a Waiver, Consent and Amendment to the Certificate of Designations (the “Waiver”). Pursuant to the Waiver, the Company filed the Second Amendment and Restated Certificate of Designations of Series 2 Convertible Preferred Stock (“Amended COD”) with the Delaware Secretary of State (i) providing for the extension of the True-Up Payment to April 1, 2021, (ii) providing for the deduction of proceeds to the original holders from sales of Series 2 Preferred for the True-Up Payment, and (iii) providing for a reduction in amount of cash subject to restriction as discussed below from $1,250,000 to $850,000. As of the date of this report, the original investors had disposed of all of the Series 2 Preferred Stock held on March 31, 2021 (see Note 12).

The Series 2 Preferred Stock is classified in the accompanying condensed consolidated and combined balance sheet at March 31, 2021 as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Designations, rights and preferences of Series 2 Preferred Stock:

Stated value: Each share of Series 2 Preferred Stock had a stated value of $1,000.

True-Up Payment: Amergent is required to pay the holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of all conversion and spin-off shares received by holder in Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares or spin-off shares on April 1, 2021. The True-Up payment was not settled on April 1, 2021 (see Note 12). The True-Up Payment will be paid by Amergent out of (i) the proceeds from the exercise by Amergent of the warrants to purchase shares of Sonnet’s common stock held by the Spin-Off Entity after the consummation of the transactions contemplated by the Merger or (ii) from $850,000 subject to restriction. Non-payment of the True-Up Payment when it is due will trigger default interest rate of 18% per year.

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

Options and Warrants

A summary of the warrant activity during the three months ended March 31, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2020	3,409,200	$0.34	8.6
Granted	—	—	—
Exercised	—	—	—
Forfeited/Other Adjustments	—	—	—
Outstanding at March 31, 2021	3,409,200	$0.34	8.3

Exercisable March 31, 2021	3,409,200	$0.34	8.3

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

At March 31, 2021, the outstanding warrants consisted of the following:

Date issued	Number of warrants	Exercise Price	Expiration Date
April 1, 2020	2,462,600	$0.125	April 1, 2030
April 1, 2020	462,600	$0.500	April 1, 2030
March 30, 2020	350,000	$1.250	March 30, 2025
August 17, 2020	134,000	$1.250	August 17, 2025
	3,409,200

9. DERIVATIVE LIABILITIES

The derivative liabilities at December 31, 2020 consisted of a True-Up Payment provision of the Series 2 Preferred Stock (See Note 8). The True-Up payment was valued at March 31, 2021 and was determined to have a value of 0; however, the True-Up Payment has not been settled. See Note 12 for further discussion of this matter.

The table presented below is a summary of changes in the fair market value of the Company’s Level 3 valuations for the three months ended March 31, 2021.

True-Up Payment
Balance at December 31, 2020	$184,800
Change in fair value during the period	(184,800)
Balance at March 31, 2021	$—

10. COMMITMENTS AND CONTINGENCIES

Legal proceedings

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

Litigation related to leased properties

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 11 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

No amounts have been accrued as of March 31, 2021 and December 31, 2020 in the accompanying condensed consolidated and combined balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of March 31, 2021, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

Leases

The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These incentives are amortized through the right-of-use asset as reductions of expense over the lease term.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	March 31, 2021	December 31, 2020
Right-of-use assets	Operating lease assets	$8,598,374	$9,529,443

Current lease liabilities	Current operating lease liabilities	5,054,829	4,209,389
Non-current lease liabilities	Long-term operating lease liabilities	9,407,194	10,667,862
		$14,462,023	$14,877,251

Lease term and discount rate were as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	7.80	7.70
Weighted average discount rate	10%	10%

COVID-19 has negatively impacted operating results and cash flows at significantly varying amounts at the store level. Several stores were permanently closed during the year ended December 31, 2020 while others operated at a reduced capacity. Based on an assessment of the recoverability of the right-of-use asset as of March 31, 2021, an impairment charge of $705,122 was recorded during the three-months then ended.

During the three months ended March 31, 2021 $43,355 of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic. The Company had lease liabilities of $3,464,889 related to abandoned leases. These lease liabilities are presented as part of current operating lease liabilities.

Rent expense of approximately $0.6 million was incurred during the three months ended March 31, 2021, of which approximately $0.1 million was variable. Rent expense of approximately $0.6 million was recognized the three months ended March 31, 2020, of which approximately $0.1 million was variable.

PPP Loan

The Company received two PPP loans for amounts of $2.1 million and $2.0 million. The PPP loan program was established under the CARES Act and administered by the Small Business Administration (“SBA”). The application for PPP loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company. This certification further requires the Company to take into account current business activity and the Company’s ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of funds from the PPP loans and forgiveness of the PPP loans is dependent on the Company having initially qualified for the PPP loans and qualifying for the forgiveness of such PPP loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP loans. There is no assurance that the Company’s obligation under the PPP loans will be forgiven. If the PPP loans are not forgiven, the Company will need to repay the PPP loans over the applicable deferral period.

Presently, the SBA and other governmental communications have indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete. If the SBA determines that the PPP loans were not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would need to repay some or all of the PPP loans and record additional expense which could have a material adverse impact on the business, financial condition and results of operations in a future period.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

11. Restatement of Previously Issued Condensed Consolidated and Combined Financial Statements (Unaudited)

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

The following table sets forth the effects of the adjustments on the affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Balance Sheet as of March 31, 2020:

	March 31, 2020
	As reported	Adjustment	As restated
Operating lease assets	$11,256,497	$(216,681)	$11,039,816
Long-term operating lease liabilities	$14,067,517	$(440,998)	$13,626,519
Accumulated deficit	$(77,343,539)	$149,955	$(77,193,584)
Non-controlling interests	$584,824	$74,362	$659,186

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Operations for the three months ended March 31, 2020:

	March 31, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$3,625,844	$—	$3,625,844
Asset impairment charges	$—	$—	$—
Operating loss	$(1,354,090)	$—	$(1,354,090)
Other income (expense)	$17,876	$224,317	$242,193
Consolidated and combined net loss	$(1,792,526)	$224,317	$(1,568,209)
Net income attributable to non-controlling interests	$(129,043)	$(74,362)	$(203,405)
Net loss attributable to Amergent Hospitality Group Inc	$(1,921,569)	$149,955	$(1,771,614)
Net loss per common share, basic and diluted	$(0.16)	$0.01	$(0.15)

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the condensed consolidated and combined financial statements were available to be issued, and there are no other items requiring disclosure except the following:

Series 2 Preferred and True-Up Payment

As of the date of this report, the original investors had disposed of all 662 shares of the Series 2 Preferred Stock held at March 31, 2021. The original investors converted 512 shares of the Series 2 Preferred Stock into 1,024,000 common shares. In addition, the original investors sold the remaining 150 Series 2 Preferred Stock to other investors who have not required a True-Up Payment. 50 shares of the remaining 150 Series 2 Preferred Stock sold to other investors were converted to common stock during May 2021. As of the date this repot was filed, the original investors are in the process of selling their common shares upon which the final True-Up payment will be determined, if any.

Employee Retention Credit

On April 1, 2021, the Company applied for a refund of $553,203 of payroll taxes previously paid as well as for the Internal Revenue Service to provide a credit for $275,760 of payroll taxes retained by the Company during the three months ended March 31, 2021. The Company expects to recognize the total Employee Retention Credit of $828,963 during the three months ending June 30, 2021.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly those under “Risk Factors.”

Overview

As of March 31, 2021 we operated and franchised a system-wide total of 35 fast casual restaurants, of which 26 were company-owned and 9 were owned and operated by franchisees under franchise agreements. During the three months ended March 31, 2021, there were no company-owned restaurants that were temporarily closed and no company-owned restaurants that were permanently closed because of the COVID-19 pandemic. During the three-month period ended March 31, 2020, no company owned restaurants had been temporarily or permanently closed but 8 stores were permanently closed during the year ended 2020.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 3 locations in North Carolina and New York. ABC is known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 7 company-owned locations in the United States and 9 franchisee-operated locations in the United States and the Middle East.

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 15 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores and the partner supplied the capital to open the store in exchange for a non-controlling interest.

As of March 31, 2021, we operated 1 Hooters full-service restaurant in the United Kingdom. Hooters restaurants, which are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. The Company started initially as an investor in corporate owned Hooters and, subsequently, evolved into a franchisee operator. We hold a minority investment stake in Hooters of America.

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

On February 25, 2021, the Company received a second loan of $2.0 million under the Paycheck Protection Program PPP. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $44,660 beginning June 25, 2022 through maturity. The loan may be forgiven if certain criteria are met.

The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company applied for forgiveness of the first loan and the application is under review by the government agency administering the PPP. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

Employee Retention Credit

On April 1, 2021, the Company applied for a refund of $553,203 of payroll taxes previously paid as well as for the Internal Revenue Service to provide a credit for $275,760 of payroll taxes retained by the Company during the three months ended March 31, 2021. The Company expects to recognize the total Employee Retention Credit of $828,963 during the three months ending June 30, 2021.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Our results of operations are summarized below:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$4,444,192	96.8%	$5,491,457	96.7%	(19.1)%
Gaming income, net	57,030	1.2%	99,749	1.7%	(42.8)%
Franchise income	92,228	2.0%	90,032	1.6%	2.4%
Total revenue	4,593,450		5,681,238

Expenses
Restaurant cost of sales	1,315,922	29.6%	1,797,770	32.7%	(26.8)%
Restaurant operating expenses	3,245,115	73.0%	3,625,844	66.0%	(7.0)%
Restaurant pre-opening and closing expenses	—	—%	20,730	0.4%	(100.0)%
General and administrative expenses	1,167,127	25.4%	1,175,153	20.7%	(0.7)%
Asset impairment charge	1,287,579	28.0%	—	—%	N/A
Depreciation and amortization	367,655	8.0%	415,831	7.3%	(11.6)%
Total expenses	7,383,398	160.7%	7,035,328	123.8%	6.7%
Operating loss	(2,789,948)		(1,354,090)
Other (expense) income:
Interest expense	(157,241)	(3.4)%	(162,988)	(2.9)%	(3.5)%
Change in fair value of derivative liabilities	184,800	4.0%	(297,000)	(5.2)%	—%
Change in fair value of investment	3,706	0.1%
Gain on extinguished lease liabilities	43,355	0.9%
Other income (expense)	2,616	0.1%	242,193	4.3%	(98.9)%
Total other expense	77,236		(217,795)
Loss before income taxes	(2,712,712)		(1,571,885)
Income tax expense	—	—%	3,676	0.1%	(100.0)%
Consolidated net loss	$(2,712,712)		$(1,568,209)

* Restaurant cost of sales, operating expenses and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue decreased to $4.6 million for the three months ended March 31, 2021 from $5.7 million for the three months ended March 31, 2020.

	Three Months Ended March 31, 2021
	Amount	% of Revenue*
Restaurant sales, net	$4,444,192	96.8%
Gaming income, net	57,030	1.2%
Franchise income	92,228	2.0%
Management fee income	—	—%
Total revenue	$4,593,450	100%

	Three Months Ended March 31, 2020
	Amount	% of Revenue*
Restaurant sales, net	$5,491,457	96.7%
Gaming income, net	99,749	1.7%
Franchise income	90,032	1.6%
Management fee income	—	—%
Total revenue	$5,681,238	100%

●	Revenue from restaurant sales decreased 19.1% to $4.4 million for the three months ended March 31, 2021, compared to $5.5 million for the three months ended March 31, 2020. The primary reasons for the decline was due to the permanent closure of 8 stores in 2020, occupancy limitations and ongoing hesitancy for the public to dine in public locations as a result of the ongoing COVID-19 pandemic. The closed stores accounted for $548,859 of revenue during the three months ended March 31, 2020.

●	Gaming income decreased 42.8% to $57,030 for the three months ended March 31, 2021 compared to $99,749 for the three months ended March 31, 2020. The primary reason for this decline was due to the effect of COVID-19 as there are limitations on occupancy and the public has exhibited ongoing hesitancy to visit public establishments.

●	Franchise Income increased 2.4% to $92,228 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The primary reason for this increase was due to our franchise stores recovering from the effects of the COVID-19 pandemic during the first quarter of 2021.

Restaurant cost of sales

Restaurant cost of sales decreased to $1.3 million for the three months ended March 31, 2021 from $1.8 million for the three months ended March 31, 2020. The percent of restaurant sales decreased to 29.6% for the three months ended March 31, 2021 from 32.7% for the three months ended March 31, 2020. The overall decrease in cost of sales was due to the 19.1% decline in restaurant revenue to $4.4 million for the three months ended March 31, 2021 compared to $5.5 million for the three months ended March 31, 2020.

Restaurant operating expenses

Restaurant operating expenses decreased to $3.2 million for the three months ended March 31, 2021 from $3.6 million for the three months ended March 31, 2020. The overall decrease of restaurant operating expenses was driven by the overall decline of revenue as described in the revenue section above, and the corresponding adjustment of labor at the store level and tighter controls of store level operating expenses.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to zero for the three months ended March 31, 2021 compared with $20,730 for the three months ended March 31, 2020. The decrease is primarily due to limited restaurant openings and closings in the three months ended March 31, 2020 and no openings or closings during the three months ended March 31, 2021.

General and administrative expense (“G&A”)

G&A expenses were approximately $1.2 million during the three months ended March 31, 2021 and March 31, 2020. During the three months ended March 31, 2021, audit, legal and professional services increased by $335,824 due to the first year-end audit subsequent to being spun-off from Chanticleer, professional services and professional fees related to lease related legal and accounting matters. This increase was offset by a $121,970 decrease in salary and benefits due to the departure of two senior management personnel and a $174,577 decrease in travel and entertainment due to restricted travel due to the COVID-19 pandemic. Significant components of G&A are summarized as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
Audit, legal and other professional services	$607,868	$272,044	$335,824
Salary and benefits	438,051	560,021	(121,970)
Advertising, insurance and other	5,025	19,798	(14,773)
Shareholder services and fees	4,052	36,582	(32,530)
Travel and entertainment	112,131	286,708	(174,577)
Total G&A Expenses	1,167,127	$1,175,153	(8,026)

Asset impairment charges

Asset impairment charges of $1.3 million were recorded during the three months ended March 31, 2021. The impairment was comprised of $0.3 million, $0.7 million and $0.3 million of impairment on property and equipment, right of use asset and intangible assets, respectively, and was due to ongoing cash flow implications resulting from the ongoing COVID-19 pandemic.

No impairment was recorded during the three months ended March 31, 2020.

Depreciation and amortization

Depreciation and amortization expense was $367,655 for the three months ended March 31, 2021, compared to $415,831 for the three months ended March 31, 2020. Impairments of property and equipment and intangible assets during 2020 and year to date in 2021 caused a decrease in the gross value of the underlying assets thereby resulting in a decrease in depreciation and amortization.

Other (expense) income

Interest expense for the three months ended March 31, 2021 of $157,241 was comparable to the comparative period in 2020.

During the three months ended March 31, 2021 the change in fair value of derivative liabilities and warrants was income of $184,800, compared to expense of $297,000 for the three months ended March 31, 2020. At March 31, 2021 and March 31, 2020, the True-Up Payment derivative was the only derivative outstanding. Derivative liabilities and warrants are marked to market on a quarterly basis and fluctuation in value are reflective of the fair market value at the point in time that the instruments are measured.

During the three months ended March 31, 2021, there Company earned $3,706 on securities.

During the three months ended March 31, 2021, the company recognized a $43,355 million gain on the extinguishment of lease liabilities.

Other income was $2,261 for the three months ended March 31, 2021 compared to $242,193. During the three months ended March 31, 2020, other income was driven by a change in impairment valuation of operating lease assets and operating lease liabilities in the amount of $224,317.

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(682,748)	$(1,905,052)
Net cash used in investing activities	(1,693)	(19,713)
Net cash provided by financing activities	1,955,358	2,007,209
Effect of foreign currency exchange rates	6,661	(34,195)
	$1,277,578	$48,249

Cash used in operating activities was approximately $0.7 million for the three months ended March 31, 2021 compared to cash used in operating activities of approximately $1.9 million for the three months ended March 31, 2020. The use of cash in the three months ended March 31, 2021 was primarily attributable to the net loss of $2.8 million and non-cash income of $0.2 million for a fair value adjustment to a derivative offset by non-cash charges to operations of $1.3 million for asset impairments and $0.6 million for depreciation and amortization. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

The use of cash for the three months ended March 31, 2020 was primarily attributable to the net loss of $1.6 million offset by non-cash charges of $1.0 million for depreciation and amortization and $0.3 million for the fair value adjustments to derivative liabilities related to a True-Up Payment and bifurcated warrants. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

Cash used in investing activities in the three months ended March 31, 2021 and March 31, 2020 was primarily attributable to expenditures on property and equipment.

Cash provided by financing activities for the three months ended March 31, 2021 was approximately $2.0 million compared to cash provided by financing activities of approximately $2.0 million for the three months ended March 31, 2020. The primary drivers of the cash provided by financing activities during 2021 were proceeds from a $2.0 million PPP loan. The primary driver of the cash provided from financing activities during the three months ended March 31, 2020 were $1.4 million of proceeds from the sale of Series 2 Preferred, $0.9 million from the exercise of warrants offset by $0.3 million from the net of loan repayments and proceeds.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of March 31, 2021, our cash balance was $3.2 million, of which $0.9 million was restricted cash, our working capital deficiency was $12.7 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry that have continued through March 31, 2021. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting some of the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact.

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

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors.”

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2021, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2021 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2020 that has not been fully remediated by the end of the three month period ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in its internal control over financial reporting:

●	We identified a deficiency related to our financial close process including maintaining a sufficient complement of personnel commensurate with our accounting and financial reporting requirements as well as development and extension of controls over the recording of journal entries and proper cut-off of accounts payable and accrued expenses at period end.

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

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of March 31, 2021, approximately $2.9 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 11 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note has a balance of $348,269, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $445,000.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of March 31, 2021, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2021 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

Remediation Plans

We initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including recruitment of an accounting consultant and seeking outside advice from other third party consultants to assist in improving the Company’s internal control, simplify its reporting processes and reduced the risk of undetected errors. In June 2020, the Company hired an accounting consultant that has appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations and has allowed the Company to be better aligned with segregation of duties. With the hiring of this consultant, the Company will be instituting monthly and quarterly meetings to identify significant, infrequent and unusual transactions as well as ensure timely reporting. Additionally, in September 2020 the Company engaged a third-party accounting and advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions as well as provide valuation services to the Company.

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

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loans, and our application for the Paycheck Protection Program Loans could in the future be determined to have been impermissible.

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

On February 25, 2021, the Company received a second loan of $2.0 million under the PPP. Amergent is not listed on a national securities exchange. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $44,660 beginning June 25, 2022 through maturity. The loan may be forgiven if certain criteria are met. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. Amergent applied for forgiveness of the first loan and the application is under review by the government agency administering the PPP. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loans will ultimately be forgiven by the SBA. In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loans request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loans, and that our receipt of the PPP Loans is consistent with the broad objectives of the CARES Act. The certification described above is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loans, we are later determined to have not been in compliance with these requirements or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be required to repay the PPP Loans in their entirety and/or be subject to additional penalties. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loans or otherwise, such audit or review could result in the diversion of management’s time and attention and the incurrence of additional costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities prior to the previous year when previous management was in place, and a failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

As of March 31, 2021, approximately $2.9 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition, and results of operations.

Defaults and closures under restaurant leases as a result of the Covid-19 pandemic could result in material impairments to the Company’s assets.

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

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. The Company had lease liabilities of approximately $3.5 million related to abandoned leases at March 31, 2021. As a result, the Company has pending litigation related to 11 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

During the three months ended March 31, 2021 $43,355 of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2021 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Series 2 Preferred Stock

Amergent is required to pay the original holders of Series 2 Preferred Stock an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of all Series 2 Preferred Stock, the conversion shares, spinoff shares and Chanticleer conversion shares received by original holders in Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares or spin-off shares on April 1, 2021. The true-up payment was not settled on April 1, 2021 (see Note 12 to financial statements). The true-up payment will be paid by Amergent out of (i) the proceeds from the exercise by Amergent of the warrants to purchase shares of Sonnet’s common stock held by the Spin-Off Entity after the consummation of the transactions contemplated by the Merger or (ii) from $850,000 subject to restriction. Non-payment of the true-up payment when it is due will trigger default interest rate of 18% per year.

Amergent and the original holders have an oral understanding to extend the true-up payment date until a such later date to be agreed between the parties after such original investors sell their common shares.

As of the date of this report, the original investors had disposed of all 662 shares of the Series 2 Preferred Stock held at March 31, 2021. The original investors converted 512 shares of the Series 2 Preferred Stock into 1,024,000 common shares. In addition, the original investors sold the remaining 150 Series 2 Preferred Stock to other investors who have not required a true-up payment. Fifty thousand shares of Series 2 Preferred are outstanding as of date of this report.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock dated February 16, 2021 (Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K for the period ended December 31, 2020, as filed April 15, 2021)

10.1

Note in favor of TowneBank in amount of $2,000,000 dated February 25, 2021 (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2020, as filed April 15, 2021)

10.2**	Separation and Release Agreement by and between Amergent and Patrick Harkleroad, dated March 26, 2021 (Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the period ended December 31, 2020, as filed April 15, 2021)

10.3	Waiver, Consent and Amendment to Certificate of Designations by and between Amergent and holders of Series 2 Convertible Preferred Stock dated February 16, 2021 (Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the period ended December 31, 2020, as filed April 15, 2021)

10.4**	Employment Agreement by and between Amergent and Steve J. Hoelscher dated February 4, 2021 (Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the period ended December 31, 2020, as filed April 15, 2021)

10.5**	Non-Solicitation and Confidentiality Agreement by and between Amergent and Steve J. Hoelscher dated February 4, 2021 (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the period ended December 31, 2020, as filed April 15, 2021)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Management Compensatory Contract or Arrangement

*** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2021.

AMERGENT HOSPITALITY GROUP INC.

Date: May 24, 2021	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven Hoelscher
Steven Hoelscher
Chief Financial Officer
(Principal Financial Officer)

