Form 10-Q
period 2021-06-30
Amergent Hospitality Group, Inc
filed 2021-08-16
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-56145

AMERGENT HOSPITALITY GROUP INC.

Delaware	84-4842958
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

Post Office Box 470695
Charlotte, NC	28247
(Address of Principal Executive Offices)	(Zip Code)

(704) 366-5122

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s $0.0001 par value common stock as of August 5, 2021, was 15,656,736 shares.

Amergent Hospitality Group Inc. and Subsidiaries

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;

●	our ability to operate our business and generate profits. We have not been profitable to date on a continuous basis;

●	decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic,

●	Business interruptions resulting from the coronavirus COVID-19 global pandemic;

●	Our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods;

●	general risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;

●	actions of our franchise partners or operating partners which could harm our business;

●	failure to protect our intellectual property rights, including the brand image of our restaurants;

●	changes in customer preferences and perceptions;

●	increases in costs, including food, rent, labor and energy prices;

●	constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	the risks associated with leasing space subject to long-term non-cancelable leases;

●	we may not attain our target development goals and aggressive development could cannibalize existing sales;

●	negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	whether or not we will be entitled to forgiveness of our Paycheck Protection Program loans;

●	we may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes; and

●	our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital.

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

3

PART I

ITEM 1: FINANCIAL STATEMENTS

Amergent Hospitality Group, Inc and Subsidiaries

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$2,083,119	$678,468
Restricted cash	440,557	1,250,336
Investments	292,809	413,268
Accounts and other receivables	156,581	314,043
Inventories	154,207	172,695
Prepaid expenses and other current assets	392,234	290,227
TOTAL CURRENT ASSETS	3,519,507	3,119,037
Property and equipment, net	2,908,066	3,702,894
Operating lease asset	8,395,200	9,529,443
Intangible assets, net	2,540,868	3,043,885
Goodwill	8,603,406	8,591,149
Investments	365,001	365,001
Deposits and other assets	267,770	295,930
TOTAL ASSETS	$26,599,818	$28,647,339

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,168,244	$8,667,268
Current maturities of long-term debt and notes payable	6,377,550	2,338,978
Current operating lease liabilities	4,411,073	4,209,389
Derivative liabilities	66,136	184,800
TOTAL CURRENT LIABILITIES	19,023,003	15,400,435

Long-term operating lease liabilities	9,415,805	10,677,862
Contract liabilities	759,276	794,989
Deferred tax liabilities	108,809	108,809
Long-term debt and notes payable, net of current maturities	2,352,130	539,734
Convertible debt, net of current maturities	—	3,814,208
TOTAL LIABILITIES	31,659,023	31,336,037

Commitments and contingencies (see Note 10)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 100 and 787 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	58,400	459,608

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 shares; 15,656,736 and 14,282,736 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,565	1,428
Additional paid-in-capital	92,834,415	92,433,344
Accumulated deficit	(96,869,182)	(94,587,482)
Accumulated other comprehensive loss	(10,322)	(25,916)
Total Amergent Hospitality Group, Inc., Stockholders’ Deficit	(4,043,524)	(2,178,626)
Non-controlling interests	(1,074,081)	(969,680)
TOTAL STOCKHOLDERS’ DEFICIT	(5,117,605)	(3,148,306)
TOTAL LIABILITIES, REDEEMABLE SHARES AND STOCKHOLDERS’ DEFICIT	$26,599,818	$28,647,339

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		(Restated)		(Restated)
Revenue:
Restaurant sales, net	$4,737,867	$3,880,841	$9,182,059	$9,372,298
Gaming income, net	111,008	29,463	168,038	129,212
Franchise income	106,196	8,166	198,424	98,198
Management fee income	—	—	—	—
Total revenue	4,955,071	3,918,470	9,548,521	9,599,708
Expenses:
Restaurant cost of sales	1,435,192	1,162,291	2,751,114	2,960,061
Restaurant operating expenses	3,180,414	3,247,957	6,425,529	6,873,801
Restaurant pre-opening and closing expenses	—	—	—	20,730
General and administrative expenses	1,193,973	1,460,668	2,361,100	2,635,821
Asset impairment charge	—	152,470	1,287,579	152,470
Depreciation and amortization	362,350	415,778	730,005	831,609
Employee retention credit	(1,473,355)	—	(1,473,355)	—
Total expenses	4,698,574	6,439,164	12,081,972	13,474,492
Operating income (loss)	256,497	(2,520,694)	(2,533,451)	(3,874,784)
Other income (expense):
Interest expense	(158,690)	(159,460)	(315,931)	(322,448)
Change in fair value of derivative liabilities	(66,136)	6,443,380	118,664	6,141,517
Change in the fair value of investment	(124,166)	(953,033)	(120,460)	(953,033)
Debt extinguishment expense	—	(11,808,111)	—	(11,808,111)
Other income (expense)	143,942	(70,748)	146,558	176,308
Gain on extinguished lease liabilities	275,164	—	318,519	—
Total other income (expense)	70,114	(6,547,972)	147,350	6,765,767
Income (Loss) before income taxes	326,611	(9,068,666)	(2,386,101)	(10,640,551)
Income tax expense	—	(7,352)	—	(3,676)
Consolidated net income (loss)	326,611	(9,076,018)	(2,386,101)	(10,644,227)
Less: Net (income) loss attributable to non-controlling interests	(59,884)	89,716	104,401	(113,689)
Net income (loss) attributable to Amergent Hospitality Group Inc.	266,727	(8,986,302)	(2,281,700)	(10,757,916)
Dividends on redeemable preferred stock	—	—	—	(28,219)
Net income (loss) attributable to common shareholders of Amergent Hospitality Group Inc.	$266,727	$(8,986,302)	$(2,281,700)	$(10,786,135)
Net income (loss) attributable to Amergent Hospitality Group, Inc. per common share, basic:	$0.02	$(0.63)	$(0.15)	$(0.82)
Net income (loss) attributable to Amergent Hospitality Group, Inc. per common share, diluted:	$0.01	$(0.63)	$(0.15)	$(0.82)
Weighted average shares outstanding, basic	15,321,571	14,282,736	14,904,471	13,096,212
Weighted average shares outstanding, diluted	17,280,625	14,282,736	14,904,471	13,096,212

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		(Restated)		(Restated)
Net income (loss) attributable to Amergent Hospitality Group	$266,727	$(8,986,302)	$(2,281,700)	$(10,786,135)
Foreign currency translation gain/(loss)	6,802	(6,541)	15,594	(87,610)
Comprehensive income (loss)	$273,529	$(8,992,843)	$(2,266,106)	$(10,873,745)

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Deficit

Three and Six Months Ended June 30, 2021

	(Temporary equity)				Additional		Accumulated Other	Non-
	Preferred Series 2		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2020	787	$459,608	14,282,736	$1,428	$92,433,344	$(94,587,482)	$(25,916)	$(969,680)	$(3,148,306)
Conversion of preferred stock into common	(125)	(73,000)	250,000	25	72,975	—	—	—	73,000
Foreign currency translation	—	—	—	—	—	—	8,792	—	8,792
Net loss	—	—	—	—	—	(2,548,427)	—	(164,285)	(2,712,712)
Balance, March 31, 2021	662	$386,608	14,532,736	$1,453	$92,506,319	$(97,135,909)	$(17,124)	$(1,133,965)	$(5,779,226)
Conversion of preferred stock into common	(562)	(328,208)	1,124,000	112	328,096	—	—	—	328,208
Foreign currency translation	—	—	—	—	—	—	6,802	—	6,802
Net income (loss)	—	—	—	—	—	266,727	—	59,884	326,611
Balance, June 30, 2021	100	$58,400	15,656,736	$1,565	$92,834,415	$(96,869,182)	$(10,322)	$(1,074,081)	$(5,117,605)

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Deficit

Three and Six Months Ended June 30, 2020

	(Temporary equity)				Additional		Accumulated Other	Non-
	Preferred Series 2		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2019	—	$—	10,404,342	$1,041	$71,505,989	$(75,068,385)	$(46,437)	$455,781	$(3,152,011)
Common stock and warrants issued for:
Preferred unit dividend	—	—	37,518	4	19,519	(28,219)	—	—	(8,696)
Exercise of warrants	—	—	2,414,022	246	1,528,867	(325,366)	—	—	1,203,747
Preferred Shares - Series 2
Issuance of shares, net of transaction costs of $95,000	1,500	1,405,000	—	—	—	—	—	—	—
Bifurcation of derivative liability	—	(529,000)	—	—	—	—	—	—	—
Beneficial conversion feature	—	(729,000)	—	—	729,000	—	—	—	729,000
Preferred stock deemed dividend	—	729,000	—	—	(729,000)	—	—	—	(729,000)
Conversion of Series 2 preferred to common	(713)	(416,392)	1,426,854	143	416,249	—	—	—	416,392
Foreign currency translation	—	—	—	—	—	—	(81,069)	—	(81,069)
Net loss	—	—	—	—	—	(1,771,614)	—	203,405	(1,568,209)
Balance, March 31, 2020	787	$459,608	14,282,736	$1,434	$73,470,624	$(77,193,584)	$(127,506)	$659,186	$(3,189,846)
Reclassification of non-controlling interest	—	—	—	—	—	805,909	—	(805,909)	—
Cash contribution of merger consideration, net transaction costs of $588,255	—	—	—	—	5,411,745	—	—	—	5,411,745
Contribution of warrant portion of merger consideration	—	—	—	—	1,628,909	—	—	—	1,628,909
Foreign currency translation	—	—	—	—	—	—	(6,541)	—	(6,541)
Net loss	—	—	—	—	—	(8,986,302)	—	(89,716)	(9,076,018)
Balance, June 30, 2020	787	$459,608	14,282,736	$1,434	$80,511,278	$(85,373,977)	$(134,047)	$(236,439)	$(5,231,751)

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

	Six months ended
	June 30, 2021	June 30, 2020
		(Restated)

Net loss	$(2,386,101)	$(10,644,227)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash flows from operations
Depreciation and amortization	730,005	831,609
Amortization of operating lease assets	429,121	629,010
Asset impairment charges	1,287,579	273,927
Gain from extinguished lease liabilities	(318,519)	—
Loss on investments	120,460	933,147
Amortization of debt discount	89,658	35,137
Loss on extinguishment of Series 1 Preferred	—	161,899
Loss on debt extinguishment	—	11,808,111
Derivative liabilities revaluation	(118,664)	(6,142,517)
Change in assets and liabilities
Accounts and other receivables	157,556	182,587
Prepaid expenses and other assets	(71,842)	(393,321)
Inventories	18,825	9,787
Accounts payable and accrued expenses	(506,907)	220,904
Operating lease liabilities	(741,854)	(1,123,689)
Contract liabilities	(35,713)	(48,806)
Net cash flows from operating activities	(1,346,396)	(3,265,722)

Cash flows from investing activities:
Purchase of property and equipment	(14,899)	(27,740)
Net cash flows used in investing activities	(14,899)	(27,740)

Cash flows from financing activities:
Loan proceeds	2,000,000	2,689,540
Loan repayments	(52,898)	(2,482,474)
Proceeds from Series 2 Preferred	—	1,405,000
Proceeds from warrant exercises	—	885,046
Redemption of Series 1 Preferred	—	(880,289)
Merger	—	5,411,745
Net cash flows provided by financing activities	1,947,102	7,028,478
Effect of exchange rate of on cash	9,065	(34,628)
Net increase in cash and restricted cash	594,872	3,700,388
Cash and restricted cash, beginning of period	1,928,804	501,017
Cash and restricted cash, end of period	$2,523,676	$4,201,205

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$293,610	$164,388
Income taxes	$—	$—

Non-cash investing and financing activities
Conversion of Preferred stock - Series 2 to common stock	$401,208	$416,392
Preferred stock dividends paid through issuance of common stock	$—	$19,523
Accrued interest paid through warrant exercise	$—	$318,700
Bifurcation of derivative liability from Preferred Stock - Series 2	$—	$529,000
Warrant portion of merger consideration	$—	$1,628,909

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

1. NATURE OF BUSINESS

BASIS OF PRESENTATION

Amergent Hospitality Group, Inc. (“Amergent”) was incorporated on February 18, 2020 as a wholly-owned subsidiary of Chanticleer Holdings, Inc. (“Chanticleer”) for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the Spin-Off of Amergent to the shareholders of Chanticleer (Spin-Off”). The Spin-Off transaction was completed on April 1, 2020 in connection with the merger (the “Merger”) of Chanticleer with Sonnet BioTherapeutics, Inc. (“Sonnet”) on that date. Amergent is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally.

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

GENERAL

The accompanying condensed consolidated and combined financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated and combined financial statements have not been audited. The condensed consolidated and combined balance sheet as of December 31, 2020 has been derived from the audited consolidated and combined financial statements as of December 31, 2020 and for the year then ended included in Amergent’s annual report filed with the SEC on April 15, 2021. The results of operations for the three and six-month period ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021.

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of June 30, 2021, the Company’s cash balance was $2,523,676, of which $440,557 was restricted cash, its working capital deficiency was $15,503,496 and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock, government tax credits and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

The Company plans to seek additional capital in the future through equity and/or debt financings or other sources in order to sustain operations. We may seek to work with vendors and suppliers on payment plans, settle certain obligations at a discount, seek forgiveness of Paycheck Protection Program loans and look for other government stimulus programs. Additionally, the Company has significant debt due within the next twelve months that will need to be refinanced and/or settled. In the event that capital is not available, Amergent may then have to scale back or freeze its growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage its liquidity and capital resources.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry that have continued through June 30, 2021. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact.

The Company’s history of operating losses, combined with its working capital deficit which includes substantial near term debt repayment obligations and uncertainties regarding the impact of COVID-19, raise substantial doubt about our ability to continue as a going concern.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2021
Assets (Note 3)
Common stock of Sonnet	$292,809	—	$—	$292,809
Liabilities (Note 9)
True-up provision of Convertible Preferred Series 2	$—	$—	$66,136	$66,136

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2020
Assets (Note 3)
Common stock of Sonnet	$413,268	—	$—	$413,268
Liabilities (Note 9)
True-up provision of Convertible Preferred Series 2	$—	$—	$184,800	$184,800

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

CASH

Cash consists of deposits held at financial institutions and is stated at fair value. The Company limits its credit risk associated with cash by maintaining its bank accounts at major financial institutions. At June 30, 2021, the Company held cash of $307,090 in excess of insured limits in these banks.

RESTRICTED CASH

As of June 30, 2021 and December 31, 2020, the Company maintained restricted cash of $440,557 and $1,250,336, respectively. The restricted cash is maintained in a segregated bank account.

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

During the third quarter of 2019 and continuing in 2020 and 2021, the Company determined that triggering events occurred some of which were related to the COVID-19 outbreak requiring management to review the certain long-lived assets for impairment. Due to the continued impact of this pandemic on the Company’s business, management has performed an impairment analysis of its long-lived assets at each quarter end in 2020 and through June 30, 2021 and determined that the carrying value of the Company’s trade name/trademark intangible asset, property and equipment and operating lease assets (see Notes 4, 5, and 10 for further discussion) were impaired. The determination was based on the best judgment of management for the future of the asset and on information known at the time of the assessment.

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

Due to the continued impact of the COVID-19 pandemic on the Company’s business, management has performed an impairment analysis of goodwill as of beginning in the first quarter of 2020 and quarterly thereafter through June 2021.

When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment or determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, a quantitative assessment is performed to calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company’s decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.

Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. The Company performed a quantitative assessment at June 30, 2021 and determined that goodwill was not impaired due to the excess fair value of the reporting unit over its carrying value based on the best judgement of management for the future of the reporting unit and on information known at the time of the assessment.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

EMPLOYEE RETENTION AND OTHER CREDITS

The Employee Retention Credit (“ERC”) under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $7,000 of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee during an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $1,473,355 of ERC as a contra-expense in the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2021.

In addition to the ERC, the Company received credits under other government/government agency programs of $67,918 and $128,364 for the three and six months ended June 30, 2021, of which $26,518 and $41,400 and $84,798 and $43,566 were recorded as an offset to restaurant operating expenses and as other income, respectively, in the condensed consolidated and combined statements of operations.

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

As of June 30, 2021 and December 31, 2020, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

INCOME (LOSS) PER COMMON SHARE

The Company computes net income (loss) per share using the weighted-average number of common shares outstanding during the period. For periods with a net loss, basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 8, and the potential conversion of the convertible debt, as described in Note 6, would be anti-dilutive.

For the three months ended June 30, 2021, the Company used the two-class method to compute basic net income per common share . Under this method, undistributed earnings are allocated to common stock, the Series 2 Preferred Stock, and the convertible debt  to the extent that the Series 2 Preferred Stock and convertible debt may share in earnings. In periods of net loss, losses are not allocated to participating securities as the holders of such securities have no obligation to fund losses. The total earnings allocated to common stock is then divided by the weighted average common shares outstanding to determine the basic earnings per share.

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants using the treasury stock method. In addition, the Company considers the potential dilutive impact of its Series 2 Preferred Stock and convertible debt using the treasury stock and if-converted methods, if either is more dilutive than the two-class method. The two-class method was more dilutive for the three months ended June 30, 2021.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

The following table summarizes the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic net income (loss) per common share calculation:
Net income (loss) attributable to common shareholders	$266,727	$(8,986,302)	$(2,281,700)	$(10,786,135)
Less: undistributed earnings to participating securities	(179,013)	—	—	—
Net income (loss) attributable to common shareholders - basic	87,714	(8,986,302)	(2,281,700)	(10,757,916)
Weighted average common shares outstanding - basic	15,321,571	14,282,736	14,904,471	13,096,212
Net income (loss) per share - basic	$0.02	$(0.63)	$(0.15)	$(0.82)
Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common shareholders	$266,727	$(8,986,302)	$(2,281,700)	$(10,757,916)
Less: undistributed earnings to participating securities	(179,013)	—	—	—
Net income (loss) attributable to common shareholders - diluted	87,714	(8,986,302)	(2,281,700)	(10,757,916)
Weighted average common shares outstanding - basic	15,321,571	14,282,736	14,904,471	13,096,212
Warrants	1,959,054	—	—	—
Weighted average common shares outstanding - diluted	17,280,625	14,282,736	14,904,471	13,096,212
Net income (loss) per share - diluted	$0.01	$(0.63)	$(0.15)	$(0.82)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by Accounting Standards Codification 740 and clarifying existing guidance to facilitate consistent application. The standard was effective for the Company beginning on January 1, 2021. The adoption of ASU 2019-12 as of January 1, 2021 did not have a material impact on the condensed consolidated and combined financial statements.

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

3. INVESTMENTS

Investments consist of the following:

	June 30, 2021	December 31, 2020
Common stock of Sonnet, at fair value	$292,809	$413,268
Chanticleer Investors, LLC, at cost	365,001	365,001
Total	$657,809	$778,269

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

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Leasehold improvements	$6,929,994	$7,301,908
Restaurant furniture and equipment	1,979,814	2,132,726
Construction in progress	650	5,450
Office and computer equipment	112,073	125,535
Office furniture and fixtures	61,328	59,635
	9,083,859	9,625,254
Accumulated depreciation and amortization	(6,175,793)	(5,922,360)
	$2,908,066	$3,702,894

The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The impact has varied by state/geographical area within the United States at various intervals since the pandemic has been declared. Accordingly, the operating results and cash flows at the store level have varied significantly leading to an analysis of impairment at the store level for each quarter end beginning at the end of the first quarter of 2020 and continuing through June 30, 2021. Several stores were permanently or temporarily closed during 2020 and 2021 while others are operating at reduced capacity. Based on the assessment of recoverability, an impairment charge of approximately $255,115 was recorded for property and equipment during the six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company recorded an impairment charge of $129,631 for property and equipment and $13,374 for other assets

Depreciation expense was $276,777 and $554,330 for the three and six months ended June 30, 2021 and 2021, respectively. Depreciation expense was $324,212 and $649,084 for the three and six months ended June 30, 2020 and 2020, respectively.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

5. INTANGIBLE ASSETS, NET

GOODWILL

A roll-forward of goodwill is as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Beginning balance	$8,591,149	$8,567,888
Foreign currency translation gain	12,257	23,261
Ending balance	$8,603,406	$8,591,149

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following:

		June 30, 2021	December 31, 2020
Trademark, Tradenames:
American Roadside Burger	10 years	$561,191	$1,786,930
BGR: The Burger Joint	Indefinite	739,245	739,245
Little Big Burger	Indefinite	1,550,000	1,550,000
		2,850,436	4,076,175
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters Pacific NW	20 years	—	74,507
Hooters UK	5 years	12,073	11,001
		12,073	85,508
Total intangibles at cost		3,690,266	4,989,440
Accumulated amortization		(1,149,398)	(1,945,555)
Intangible assets, net		$2,540,868	$3,043,885

An analysis of the recoverability of the carrying value was performed at each quarter end beginning at the end of the first quarter of 2020 and continuing through June 30, 2021. Based on that analysis, an impairment charge of approximately $327,342 was recorded to trademarks/tradenames for ABC: American Burger Company during the six months ended June 30, 2021.

Amortization of intangible assets was $84,915 and $175,675 for the three and six months ended June 30, 2021 and $91,566 and $182,525 for the three and six months ended June 30, 2020, respectively.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

6. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Notes payable (a)	$—	$25,850
Notes payable (b)	—	27,048
Contractor note (c)	348,269	348,269
PPP loans (d)	4,109,400	2,109,400
UK Bounce Back loan (e)	68,245	68,245
EIDL loans (f)	299,900	299,900
Convertible debt (g)	4,037,889	4,037,889
Total Debt	8,863,703	6,916,601
Less: discount on convertible debt (g)	(134,023)	(223,681)
Total Debt, net of discount	$8,729,680	$6,692,920

Current portion of long-term debt	$6,377,550	$2,338,978
Long-term debt, less current portion	$2,352,130	$4,353,942

(a)	In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bore interest at 4% and were due within 12 months of each acquisition date. Principal and interest payments were due monthly.

(b)	During September 2019 and October 2019, the Company entered into two merchant capital advances in the amount of $46,000 and $84,700, respectively. The Company agreed to repay these advances through daily payments until those amounts were repaid with the specified interest rate per those agreements.

(c)	The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note has a balance of $348,269, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $445,000. The additional $95,000 is included in accounts payable and accrued expenses at June 30, 2021 and December 31, 2020.

(d)	On April 27, 2020, Amergent received a $2.1 million loan under the first round of the Payment Protection Program (PPP Loan). The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company has currently applied for loan forgiveness in the full amount of the loan, but no assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed. See Note 10 for additional information.

On February 25, 2021, the Company received a second PPP Loan of $2.0 million. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $44,660 beginning June 25, 2022 through maturity. The loan may be forgiven if certain criteria are met. No assurance can be given as to the amount, if any, of forgiveness.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(e)	On November 24, 2020, Amergent received approximately $68,200 through the Bounce Back Loan Scheme in the United Kingdom. The loan has a term of six years that can be extended to 10 years. No payments are required and no interest is accrued for the first twelve months after the loan is received. After the first year, the loan accrues interest at 2.5% per year.

(f)	On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the Small Business Administration (“SBA”) in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is approximately $300,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments, including principal and interest, are due monthly beginning August 4, 2021 in the amount of $1,762. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP Loan.

(g)	On April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey and certain original holders of the 8% non-convertible debentures previously outstanding, the Company issued a 10% secured convertible debenture to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% secured convertible debenture is $4,037,889, payable in full on April 1, 2022, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. Prior to August 17, 2020, the 10% secured convertible debenture was convertible at any time by Oz Rey into common stock at the lower of $0.10 per share and the volume weighted average price on the last 10 trading days immediately prior to conversion. The 10% secured convertible debenture is also subject to adjustment if Amergent sells securities below this price (down round protection), among other triggers. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date. The warrants were equity classified at June 30, 2021 and December 31, 2020.

The Company recorded a debt discount of approximately $358,000 for the difference between the face value of the 10% secured convertible debenture and the estimated fair value at the April 1, 2020 issuance date and is amortizing this discount over the two-year period of the notes. Amortization of $44,922 and $89,658 was recorded as interest expense during the three and six months ended June 30, 2021, respectively.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. The Company’s lender has provided a waiver of certain financial covenants through June 30, 2021.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

	June 30, 2021	December 31, 2020
Accounts payable	$3,232,188	$3,752,036
Accrued expenses	1,982,431	1,436,679
Accrued taxes (VAT, Sales, Payroll, etc.)	2,810,872	3,356,496
Accrued interest	142,753	122,057
	$8,168,244	$8,667,268

As of June 30, 2021 and December 31, 2020, approximately $2.5 million and $3.0 million, respectively, of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest. Tax authorities have placed liens on certain of the Company’s cash accounts, which accounts had a total balance of $36,905 at June 30, 2021.

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

During the six months ended June 30, 2021, the investors converted 637 shares of the Series 2 Preferred Stock into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred Stock to other investors. The new investors converted 50 shares of Series 2 Preferred Stock into common stock during May 2021, and 100 Series 2 Preferred Stock remain outstanding at June 30, 2021.

The Series 2 Preferred Stock is classified in the accompanying condensed consolidated and combined balance sheet at June 30, 2021 as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Designations, rights and preferences of Series 2 Preferred Stock:

Stated value: Each share of Series 2 Preferred Stock had a stated value of $1,000.

True-Up Payment: Amergent was required to pay the original holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of all conversion and spin-off shares received by the original holder in Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares or spin-off shares on April 1, 2021 (which period was extended). The True-Up Payment was settled in July 2021 with a payment of $66,136, and the cash account is no longer subject to restriction for this matter.

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

Conversion at option of holder/ beneficial ownership limitation The Series 2 Preferred Stock is convertible at the option of holder at the lesser of (i) $1.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five-day average volume weighted average price of the common, provided the conversion price has a floor of $0.50 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like). Conversion is subject to a beneficial ownership limitation of 4.99%. This limitation was increased by the holder to 9.99% prior to the Merger.

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

Options and Warrants

A summary of the warrant activity during the six months ended June 30, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2020	3,409,200	$0.34	8.6
Granted	—	—	—
Exercised	—	—	—
Forfeited/Other Adjustments	—	—	—
Outstanding at June 30, 2021	3,409,200	$0.34	8.1

Exercisable June 30, 2021	3,409,200	$0.34	8.1

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

At June 30, 2021, the outstanding warrants consisted of the following:

Date issued	Number of warrants	Exercise Price	Expiration Date
April 1, 2020	2,462,600	$0.125	April 1, 2030
April 1, 2020	462,600	$0.500	April 1, 2030
March 30, 2020	350,000	$1.250	March 30, 2025
August 17, 2020	134,000	$1.250	August 17, 2025
	3,409,200

9. DERIVATIVE LIABILITIES

The derivative liabilities at December 31, 2020 consisted of a True-Up Payment provision of the Series 2 Preferred Stock (See Note 8). The True-Up payment was valued at June 30, 2021 and was determined to have a value of $66,136 based on the instruments known settlement value. The liability was subsequently settled in July 2021 for the $66,136.

The table presented below is a summary of changes in the fair market value of the Company’s Level 3 valuations for the six months ended June 30, 2021.

True-Up Payment
Balance at December 31, 2020	$184,800
Change in fair value during the period	(118,664)
Balance at June 30, 2021	$66,136

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

Litigation related to leased properties

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 10 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

No amounts have been accrued as of June 30, 2021 and December 31, 2020 in the accompanying condensed consolidated and combined balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of June 30, 2021, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	June 30, 2021	December 31, 2020
Right-of-use assets	Operating lease assets	$8,395,200	$9,529,443

Current lease liabilities	Current operating lease liabilities	$4,411,073	$4,209,389
Non-current lease liabilities	Long-term operating lease liabilities	9,415,805	10,667,862
		$13,826,878	$14,877,251

Lease term and discount rate were as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years)	7.68	7.70
Weighted average discount rate	10%	10%

COVID-19 has negatively impacted operating results and cash flows at significantly varying amounts at the store level. Several stores were permanently closed during the year ended December 31, 2020 while others operated at a reduced capacity. Based on an assessment of the recoverability of the right-of-use asset as of June 30, 2021, an impairment charge of $705,122 was recorded during the six-months then ended. Based on an assessment of the recoverability of the right-of-use asset as of June 30, 2020, an impairment charge of $9,465 was recorded during the three and six months then ended.

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

During the three and six months ended June 30, 2021 $275,164 and $318,519 of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic. The Company had lease liabilities of $2,819,059 related to abandoned leases. These lease liabilities are presented as part of current operating lease liabilities.

Rent expense of approximately $0.6 million and $1.2 million was incurred during the three and six months ended June 30, 2021, respectively, of which approximately $0.1 million was variable. Rent expense of approximately $0.6 million and $1.2 million was recognized during the three and six months ended June 30, 2020, respectively, of which approximately $0.1 million was variable.

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

Presently, the SBA and other governmental communications have indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete. If the SBA determines that the PPP loans were not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company will need to repay some or all of the PPP loans and record additional expense which could have a material adverse impact on the business, financial condition and results of operations in a future period.

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

The following table sets forth the effects of the adjustments on the affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Balance Sheet as of June 30, 2020:

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

Amergent Hospitality Group, Inc and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$3,261,393	$(13,346)	$3,247,957
Asset impairment charges	$273,927	$(121,457)	$152,470
Operating loss	$(2,655,587)	$134,893	$(2,520,694)
Other income	$(70,748)	$—	$(70,748)
Consolidated and combined net loss	$(9,210,911)	$134,893	$(9,076,018)
Net loss attributable to non-controlling interests	$89,716	$—	$89,716
Net loss attributable to Amergent Hospitality Group Inc	$(9,121,195)	$134,893	$(8,986,302)
Net loss per common share, basic and diluted	$(0.64)	$0.01	$(0.63)

	Six Months Ended June 30, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$6,887,237	$(13,346)	$6,873,801
Asset impairment charges	$273,927	$(121,457)	$152,470
Operating loss	$(4,009,677)	$134,893	$(3,874,784)
Other income (expense)	$(48,009)	$224,317	$176,308
Consolidated and combined net loss	$(11,003,437)	$359,210	$(10,644,227)
Net income attributable to non-controlling interests	$(39,327)	$(74,362)	$(113,689)
Net loss attributable to Amergent Hospitality Group Inc	$(11,042,764)	$284,848	$(10,757,916)
Net loss per common share, basic and diluted	$(0.85)	$0.03	$(0.82)

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the condensed consolidated and combined financial statements were available to be issued, and there are no other items requiring disclosure except the following:

In July 2021 the Company entered into an at-will amended and restated employment agreement with its President, which extended the term of his employment agreement to June 2024.

In August 2021, the Company adopted the 2021 Inducement Plan (“the Plan”). Under the 2021 Inducement Plan, the Company can grant stock options and stock awards. There are 500,000 shares of common stock reserved for issuance under the Plan. During August 2021, the Company issued 50,000 unrestricted shares of common stock; fully vested five-year stock options to purchase 150,000 shares at an exercise price of $2.50 per share; and five-year stock options to purchase an aggregate of 300,000 shares, 100,000 of which are exercisable at $0.56 per share, 100,000 of which are exercisable at $0.81 per share and 100,000 of which are exercisable at $1.08 per share.

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

Overview

As of June 30, 2021, we operated and franchised a system-wide total of 35 fast casual restaurants, of which 26 were company-owned and 9 were owned and operated by franchisees under franchise agreements. During the six months ended June 30, 2021, there was one company-owned restaurants that was permanently closed because of the COVID-19 pandemic. During the six-month period ended June 30, 2020, no company owned restaurants had been temporarily or permanently closed but 8 stores were permanently closed during the year ended 2020 .

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

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 15 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores, and the partner supplied the capital to open the store in exchange for a non-controlling interest.

As of June 30, 2021, we operated 1 Hooters full-service restaurant in the United Kingdom. Hooters restaurants, which are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. The Company started initially as an investor in corporate owned Hooters and, subsequently, evolved into a franchisee operator. We hold a minority investment stake in Hooters of America.

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

On February 25, 2021, the Company received a second loan of $2.0 million under the Paycheck Protection Program . The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $44,660 beginning June 25, 2022 through maturity.

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

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $7,000 of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $1.5 million of ERC as a contra-expense in the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2021.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

Our results of operations are summarized below:

	Three Months Ended
	June 30, 2021		June 30, 2020
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$4,737,867	95.6%	$3,880,841	99.0%	22.1%
Gaming income, net	111,108	2.2%	29,463	0.8%	277.1%
Franchise income	106,196	2.2%	8,166	0.2%	1200.5%
Total revenue	4,955,071		3,918,470

Expenses
Restaurant cost of sales	1,435,192	30.3%	1,162,291	29.9%	23.5%
Restaurant operating expenses	3,180,414	67.1%	3,247,957	83.7%	(2.1)%
Restaurant pre-opening and closing expenses	—	—%	—	—%	—%
General and administrative expenses	1,193,973	24.1%	1,460,668	37.3%	(18.3)%
Asset impairment charge	—	—%	152,470	3.9%	(100.0)%
Depreciation and amortization	362,350	7.3%	415,778	10.6%	(12.9)%
Employee retention credit	(1,473,355)	(29.7)%	—	—%	(100.0)%
Total expenses	4,698,574	94.8%	6,439,164	164.3%	(27.0)%
Operating income (loss)	256,497		(2,520,694)
Other (expense) income:
Interest expense	(158,690)	(3.2)%	(159,460)	(4.1)%	(0.5)%
Change in fair value of derivative liabilities	(66,136)	(1.3)%	6,443,380	164.4%	(101.0)%
Change in fair value of investment	(124,166)	(2.5)%	(953,033)	(24.3)%	(87.0)%
Debt extinguishment expense	—	—%	(11,808,111)	(301.3)%	(100.0)%
Other income (expense)	143,942	2.9%	(70,748)	(1.8)%	(303.5)%
Gain on extinguished lease liabilities	275,164	5.6%	—	—%	100%
Total other income (expense)	70,114		(6,547,972)
Income (Loss) before income taxes	326,611		(9,068,666)
Income tax expense	—	—%	(7,352)	0.2%	(100.0)%
Consolidated net income (loss)	$326,611		$(9,076,018)

	Six Months Ended
	June 30, 2021		June 30, 2020
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$9,182,059	96.2%	$9,372,298	97.6%	(2.0)%
Gaming income, net	168,038	1.8%	129,212	1.4%	30.0%
Franchise income	198,424	2.0%	98,198	1.0%	102.1%
Total revenue	9,548,521		9,599,708

Expenses
Restaurant cost of sales	2,751,114	30.0%	2,960,061	31.6%	(7.1)%
Restaurant operating expenses	6,425,529	70.0%	6,873,801	73.3%	(6.5)%
Restaurant pre-opening and closing expenses	—	—%	20,730	0.2%	(100.0)%
General and administrative expenses	2,361,100	24.7%	2,635,821	27.5%	(10.4)%
Asset impairment charge	1,287,579	13.5%	152,470	1.6%	(744.5)%
Depreciation and amortization	730,005	7.6%	831,609	8.7%	(12.2)%
Employee retention credit	(1,473,355)	(15.4)%	—	—%	(100.0)%
Total expenses	12,081,972	126.5%	13,474,492	140.4%	(10.3)%
Operating loss	(2,533,451)		(3,874,784)
Other (expense) income:
Interest expense	(315,931)	(3.3)%	(322,448)	(3.4)%	(2.0)%
Change in fair value of derivative liabilities	118,664	1.2%	6,141,517	64.0%	(98.1)%
Change in fair value of investment	(120,460)	(1.3)%	(953,033)	(9.9)%	(87.4)%
Debt extinguishment expense	—	—%	(11,808,111)	(123.0)%	(100.0)%
Other income (expense)	146,558	1.5%	176,308	(1.8)%	(16.9)%
Gain on extinguished lease liabilities	318,519	3.3%	—	—%	100%
Total other income (expense)	147,350		(6,765,767)
Income (Loss) before income taxes	(2,386,101)		(10,640,551)
Income tax expense	—	—%	(3,676)	0.1%	(100.0)%
Consolidated net income (loss)	$(2,386,101)		$(10,644,227)

* Restaurant cost of sales, operating expenses and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased to $5.0 million for the three months ended June 30, 2021 from $3.9 million for the three months ended June 30, 2020.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Amount	% of Revenue*	Amount	% of Revenue*
Restaurant sales, net	$4,737,867	95.6%	$9,182,059	96.2%
Gaming income, net	111,108	2.2%	168,038	1.8%
Franchise income	106,196	2.2%	198,424	2.0%
Total revenue	$4,955,071	100%	$9,548,521	100%

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Amount	% of Revenue*	Amount	% of Revenue*
Restaurant sales, net	$3,808,841	99.0%	9,372,298	97.6%
Gaming income, net	29,463	0.8%	129,212	1.4%
Franchise income	8,166	0.2%	98,198	1.0%
Total revenue	$3,918,470	100%	$9,599,708	100%

●	Revenue from restaurant sales increased 22.1% to $4.7 million for the three months ended June 30, 2021, compared to $3.8 million for the three months ended June 30, 2020. The primary reasons for the increase were due to increased occupancy and declining hesitancy from the public to dine in public locations as a result of the rebound from the COVID-19 pandemic. Revenue from restaurant sales decreased 2.0% to $9.2 million for the six months ended June 30, 2021, compared to $9.4 million for the six months ended June 30, 2020. The primary reasons for the decline were due to the permanent closure of 8 stores in 2020, occupancy limitations and ongoing hesitancy for the public to dine in public locations as a result of the ongoing COVID-19 pandemic. The closed stores accounted for $548,859 of revenue during the six months ended June 30, 2020.

●	Gaming income increased 277.1% to $111,108 for the three months ended June 30, 2021, compared to $29,463 for the three months ended June 30, 2020. Gaming income increased 30.0% to $168,038 for the six months ended June 30, 2021, compared to $129,212 for the six months ended June 30, 2020. The primary reason for this increase was due the effect of the COVID-19 pandemic recovery.

●	Franchise Income increased 1200.5% to $106,196 for the three months ended June 30, 2021, compared to $8,166 during the three months ended June 30, 2020. Franchise Income increased 102.1% to $198,424 for the six months ended June 30, 2021, compared to $98,198 during the six months ended June 30, 2020. The primary reason for this increase was due to our franchise stores recovering from the effects of the COVID-19 pandemic during the second quarter of 2021 based on declining hesitancy from the public to dine in public locations.

Restaurant cost of sales

Restaurant cost of sales increased to $1.4 million for the three months ended June 30, 2021 from $1.2 million for the three months ended June 30, 2020. The percent of restaurant sales increased to 30.3% for the three months ended June 30, 2021 from 29.9% for the three months ended June 30, 2020. The overall increase in cost of sales was due to the 22.1% increase in restaurant revenue to $4.7 million for the three months ended June 30, 2021 compared to $3.9 million for the three months ended June 30, 2020.

Restaurant cost of sales decreased to $2.8 million for the six months ended June 30, 2021 from $3.0 million for the six months ended June 30, 2020. The percent of restaurant sales decreased to 30.0% for the six months ended June 30, 2021 from 31.6% for the six months ended June 30, 2020. The overall decrease in cost of sales was due to the 2.0% decline in restaurant revenue to $9.2 million for the six months ended June 30, 2021 compared to $9.4 million for the six months ended June 30, 2020.

Restaurant operating expenses

Restaurant operating expenses remained flat at $3.2 million for the three months ended June 30, 2021 and 2020. The overall percentage of restaurant operating expenses dropped from 83.7% in 2020 to 67.1% in 2021 and was driven by the overall increase of revenue as described in the revenue section above, and the corresponding adjustment of labor at the store level and tighter controls of store level operating expenses.

Restaurant operating expenses decreased to $6.5 million for the six months ended June 30, 2021 from $6.9 million for the six months ended June 30, 2020. The decrease of restaurant operating expenses was driven by the overall improvement in cost of goods sold, direct labor and other general and administrative expenses.

Restaurant pre-opening and closing expenses

There were no restaurant pre-opening and closing expenses for the three months ended June 30, 2021 and 2020 as no stores were opened or closed during the three months ended June 30, 2021 and 2020. There were no restaurant pre-opening and closing expenses for the six months ended June 30, 2021 compared with $20,730 for the six months ended June 30, 2020. The decrease is primarily due to limited restaurant openings and closings in the six months ended June 30, 2020 and no openings or closings during the six months ended June 30, 2021.

General and administrative expense (“G&A”)

G&A expenses decreased to $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively, from $1.5 million and $2.6 million for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, audit, legal and professional services increased by $161,026 and $503,985 due to the first year-end audit subsequent to being spun-off from Chanticleer, professional services and professional fees related to lease related legal and accounting matters. This increase was offset by a $278,464 and $400,434 decrease in salary and benefits due to the departure of two senior management personnel and a $127,543 and $160,073 decrease in shareholder services and fees due to spin-off from Chanticleer. Advertising, Insurance and other expenses decreased by $37,969 and $215,691 due to less need during the covid pandemic. Significant components of G&A are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Audit, legal and other professional services	$612,464	$451,438	$1,227,467	$723,482
Salary and benefits	549,710	828,174	987,761	1,388,195
Advertising, Insurance and other	8,755	46,724	117,741	333,432
Shareholder services and fees	3,587	131,130	7,639	167,712
Travel and entertainment	19,457	3,202	25,492	23,000
Total G&A Expenses	$1,193,973	$1,460,668	$2,361,100	$2,635,821

Asset impairment charges

Asset impairment charges of $1.3 million were recorded during the six months ended June 30, 2021. The impairment was comprised of $0.3 million, $0.7 million and $0.3 million of impairment on property and equipment, right of use asset and intangible assets, respectively, and was due to ongoing cash flow implications resulting from the ongoing COVID-19 pandemic. These changes were recorded in the first quarter of 2021 and no asset impairment charges were recorded during the three months ended June 30, 2021 as store operating performance began to improve.

There was an asset impairment charge of $152,470 for the three and six months ended June 30, 2020 as a result of the impairment of assets of one location and the charge was recorded in the three months ended June 30, 2020.

Depreciation and amortization

Depreciation and amortization expense was $362,350 and $730,005 for the three and six months ended June 30, 2021, compared to $415,778 and $831,609 for the three and six months ended June 30, 2020. Impairments of property and equipment and intangible assets during 2020 and year to date in 2021 caused a decrease in the gross value of the underlying assets thereby resulting in a decrease in depreciation and amortization.

Other (expense) income

Interest expense for the three and six months ended June 30, 2021, of $158,690 and $315,931, respectively, was comparable to the comparative periods in 2020 of $159,460 and $322,448.

During the three months ended June 30, 2021, the change in the fair value of derivative liabilities was expense of $66,136 and during the six months ended June 30, 2021, the change in fair value of derivative liabilities was income of $118,664, which was related to the True-Up Payment derivative. Derivative liabilities and warrants are marked to market on a quarterly basis and fluctuation in value are reflective of the fair market value at the point in time that the instruments are measured. During the three and six months ended June 30, 2020, the change in fair value of derivative liabilities and warrants was income of $6.4 million and $6.1 million, respectively. The income in the three months ended June 30, 2020, was primarily due to a decrease in the Company’s stock price at June 30, 2020 compared to March 31, 2020, thus driving a decrease in the value of the derivative instruments. The True-Up Payment was settled in July 2021 with a payment of $66,136.

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

In connection with the Merger, the Company obtained warrants to purchase 186,101 shares of Sonnet at $0.001 per share. The share price of Sonnet has decreased since the Merger and a loss on investment of $124,166 and $120,460 was recognized for the three and six month periods ended June 30, 2021, respectively. The Company also recognized a loss on investment of $953,033 during the three and six month periods ended June 30, 2020. This instrument will continue to be recorded at fair value until the warrants are exercised and the underlying common stock security is sold.

During the three and six months ended June 30, 2021, the Company recognized gains of $275,164 and $318,519 on the extinguishment of lease liabilities. No such gains were recorded in the comparable 2020 periods.

Other income was $143,942 and $146,558 for the three and six months ended June 30, 2021, respectively, compared to other expense of $70,748 and other income of $176,308 during the three and six month comparative periods in 2020. Other income for the three and six months ended June 30, 2021, includes the reversal of liabilities of approximately $180,609 from accounts no longer deemed payable. During the three and six months ended June 30, 2020, other income and expense was driven by a change in impairment valuation of operating lease assets and operating lease liabilities in the amount of a decrease of $70,748 and an increase of $224,317.

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2021, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(1,346,396)	$(3,265,722)
Net cash used in investing activities	(14,899)	(27,740)
Net cash provided by financing activities	1,947,102	7,028,478
Effect of foreign currency exchange rates	9,065	(34,628)
	$594,872	$3,700,388

Cash used in operating activities was approximately $1.3 million for the six months ended June 30, 2021. The use of cash in the six months ended June 30, 2021, was primarily attributable to the net loss of $2.4 million and non-cash income of $0.3 million from a gain on extinguished lease liabilities and a fair value adjustment to a derivative of $0.1 million offset by non-cash charges to operations of $1.3 million for asset impairments and $1.2 million for depreciation and amortization. Additionally, the Company recognized a loss on investments of $0.1 million and non-cash expense of $0.1 million related to the amortization of debt discounts. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

Cash used in operating activities was approximately $3.3 million for the six months ended June 30, 2020. This use of cash was driven by a significant reduction in accounts payable and accrued expenses, the paydown of payroll tax liabilities, and the prepayment of insurance premiums for 2020 as a result of the Merger with Sonnet.

Cash used in investing activities in the six months ended June 30, 2021, and June 30, 2020, was attributable to expenditures on property and equipment.

Cash provided by financing activities for the six months ended June 30, 2021, was approximately $2.0 million compared to cash provided by financing activities of approximately $7.0 million for the six months ended June 30, 2020. Cash provided by financing activities during 2021 resulted from proceeds from a $2.0 million PPP loan. The primary drivers of the cash provided by financing activities during 2020 were proceeds from the bridge preferred equity investment, the exercise of warrants, and the Merger Consideration received of $5.4 million.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of June 30, 2021, our cash balance was $2.5 million, of which $0.4 million was restricted cash, our working capital deficiency was $15.5 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry that have continued through June 30, 2021. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting some of the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2021, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2021 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2020 that has not been fully remediated by the end of the three month period ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of June 30, 2021, approximately $2.5 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 10 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

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

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of June 30, 2021, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2021, and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

Remediation Plans

We initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including recruitment of an accounting consultant and seeking outside advice from other third-party consultants to assist in improving the Company’s internal control, simplify its reporting processes and reduced the risk of undetected errors. In June 2020, the Company hired an accounting consultant that has appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations and has allowed the Company to be better aligned with segregation of duties. With the hiring of this consultant, the Company will be instituting monthly and quarterly meetings to identify significant, infrequent and unusual transactions as well as ensure timely reporting. Additionally, in September 2020 the Company engaged a third-party accounting and advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions as well as provide valuation services to the Company.

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

On February 25, 2021, the Company received a second loan of $2.0 million under the PPP. Amergent is not listed on a national securities exchange. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $44,660 beginning June 25, 2022, through maturity. The loan may be forgiven if certain criteria are met. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. Amergent applied for forgiveness of the first loan and the application is under review by the government agency administering the PPP. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

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

As of June 30, 2021, approximately $2.5 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition, and results of operations.

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

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. The Company had lease liabilities of approximately $2.8 million related to abandoned leases at June 30, 2021. As a result, the Company has pending litigation related to 10 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

During the six months ended June 30, 2021, $0.3 million of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Series 2 Preferred Stock

Amergent was required to pay the original holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of all conversion and spin-off shares received by the original holder in Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares or spin-off shares on April 1, 2021 (which period was extended). The True-Up Payment was settled in July 2021 with a payment of $66,136, and the cash account is no longer subject to restriction for this matter.

During the six months ended June 30, 2021, the investors converted 637 shares of the Series 2 Preferred Stock into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred Stock to other investors. The new investors converted 50 shares of Series 2 Preferred Stock into common stock during May 2021, and 100 Series 2 Preferred Stock remain outstanding at June 30, 2021.

ITEM 6: EXHIBITS

Exhibit No.	Description

4.1**	2021 Amergent Hospitality Group Inc. Inducement Plan, as amended, incorporated by reference to Exhibit 4.4 to Amergent’s Registration Statement on Form S-8, File No. 333-258345, as filed August 2, 2021

10.1**	Amended and Restated Employment Agreement by and between Frederick L. Glick and Amergent Hospitality Group Inc. effective July 1, 2021, incorporated by reference to Amergent’s Current Report on Form 8-K dated July 15, 2021

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

** Management Compensatory Contract or Arrangement

*** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August [ ], 2021.

AMERGENT HOSPITALITY GROUP INC.

Date: August 16, 2021	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven Hoelscher
Steven Hoelscher
Chief Financial Officer
(Principal Financial Officer)

