Form 10-Q
period 2021-09-30
Amergent Hospitality Group, Inc
filed 2021-11-22
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-56160

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The number of shares outstanding of the registrant’s $0.0001 par value common stock as of November 5, 2021, was 15,706,736 shares.

Amergent Hospitality Group Inc. and Subsidiaries

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;

●	our ability to operate our business, integrate acquired businesses and generate profits. We have not been profitable to date on a continuous basis;

●	contingent liabilities that may arise from acquired businesses;

●	decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic,

●	business interruptions resulting from the coronavirus COVID-19 global pandemic;

●	our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods;

●	general risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;

●	actions of our franchise partners or operating partners which could harm our business;

●	failure to protect our intellectual property rights, including the brand image of our restaurants;

●	changes in customer preferences and perceptions;

●	increases in costs, including food, rent, labor and energy prices;

●	constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	the risks associated with leasing space subject to long-term non-cancelable leases, including but not limited to defaults and closures under restaurant leases as a result of the COVID-19 pandemic;

●	we may not attain our target development goals and aggressive development could cannibalize existing sales;

●	negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	whether or not we will be entitled to forgiveness of our Paycheck Protection Program loans;

●	we may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes; and

●	our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital; and

●	we may have to repay the $10 million of grant proceeds received from the Restaurant Revitalization Fund.

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

3

PART I

ITEM 1: FINANCIAL STATEMENTS

Amergent Hospitality Group, Inc and Subsidiaries

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,100,919	$678,468
Restricted cash	1,948,813	1,250,336
Investments	423,262	413,268
Accounts and other receivables	51,157	314,043
Inventories	140,837	172,695
Prepaid expenses and other current assets	301,811	290,227
Current assets held for sale	175,553	—
TOTAL CURRENT ASSETS	4,142,352	3,119,037
Property and equipment, net	3,001,897	3,702,894
Operating lease asset	8,971,766	9,529,443
Intangible assets, net	3,272,796	3,043,885
Goodwill	7,809,874	8,591,149
Investments	15,709	365,001
Deposits and other assets	350,285	295,930
Noncurrent assets held for sale	1,605,135	—
TOTAL ASSETS	$29,169,814	$28,647,339

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,152,855	$8,667,268
Current maturities of long-term debt, convertible debt and notes payable	7,080,737	2,338,978
Current operating lease liabilities	4,581,582	4,209,389
Derivative liabilities	—	184,800
Deferred grant income	1,948,813	—
Current liabilities held for sale	362,615	—
TOTAL CURRENT LIABILITIES	20,126,602	15,400,435

Long-term operating lease liabilities	9,683,643	10,677,862
Contract liabilities	777,420	794,989
Deferred tax liabilities	108,809	108,809
Long-term debt, convertible debt and notes payable, net of current maturities	2,819,348	4,353,942
Noncurrent liabilities held for sale	839,395	—
TOTAL LIABILITIES	34,355,217	31,336,037

Commitments and contingencies (see Note 11)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 100 and 787 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	58,400	459,608

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 shares; 15,706,736 and 14,282,736 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,570	1,428
Additional paid-in-capital	92,876,775	92,433,344
Accumulated deficit	(96,963,419)	(94,587,482)
Accumulated other comprehensive loss	(44,801)	(25,916)
Total Amergent Hospitality Group, Inc., Stockholders’ Deficit	(4,129,875)	(2,178,626)
Non-controlling interests	(1,113,928)	(969,680)
TOTAL STOCKHOLDERS’ DEFICIT	(5,243,803)	(3,148,306)
TOTAL LIABILITIES, REDEEMABLE SHARES AND STOCKHOLDERS’ DEFICIT	$29,169,814	$28,647,339

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		(Restated)		(Restated)
Revenue:
Restaurant sales, net	$6,106,261	$4,509,082	$15,288,320	$13,881,380
Gaming income, net	136,135	107,403	304,173	236,615
Franchise income	116,179	85,666	314,603	183,864
Total revenue	6,358,575	4,702,151	15,907,096	14,301,859
Expenses:
Restaurant cost of sales	2,031,666	1,498,922	4,782,780	4,458,983
Restaurant operating expenses	3,674,755	3,448,843	10,100,284	10,322,644
Restaurant pre-opening and closing expenses	—	—	—	20,730
General and administrative expenses	1,394,766	1,255,918	3,755,866	3,891,739
Asset impairment charge	—	1,136,129	1,287,579	1,288,599
Depreciation and amortization	350,599	277,999	1,080,604	1,109,608
Employee retention credit/other grant income	(1,229,831)	—	(2,703,186)	—
Total expenses	6,221,955	7,617,811	18,303,927	21,092,303
Operating income (loss)	136,620	(2,915,660)	(2,396,831)	(6,790,444)
Other income (expense):
Interest expense	(165,775)	(177,420)	(481,706)	(499,870)
Change in fair value of derivative liabilities	—	(5,841,517)	118,664	300,000
Change in the fair value of investment	(100,422)	(199,154)	(220,882)	(1,152,185)
Debt extinguishment expense	—	—	—	(11,808,111)
Other income (expense)	18,203	(25,404)	164,761	150,904
Gain on extinguished lease liabilities	66,821	—	385,340	—
Total other income (expense)	(181,173)	(6,243,497)	(33,823)	(13,009,262)
Net loss before income taxes	(44,553)	(9,159,155)	(2,430,654)	(19,799,706)
Income tax expense	(44,637)	(28,473)	(44,637)	(32,149)
Consolidated net loss	(89,190)	(9,187,628)	(2,475,291)	(19,831,855)
Less: Net loss (income) attributable to non-controlling interests	(5,047)	401,529	99,354	287,840
Net loss attributable to Amergent Hospitality Group Inc.	(94,237)	(8,786,099)	(2,375,937)	(19,544,015)
Dividends on redeemable preferred stock	—	—	—	(28,219)
Net loss attributable to common shareholders of Amergent Hospitality Group Inc.	$(94,237)	$(8,786,099)	$(2,375,937)	$(19,572,234)

Net loss attributable to Amergent Hospitality Group, Inc. per common share, basic:	$(0.01)	$(0.62)	$(0.16)	$(1.45)
Net loss attributable to Amergent Hospitality Group, Inc. per common share, diluted:	$(0.01)	$(0.62)	$(0.16)	$(1.45)
Weighted average shares outstanding, basic	15,685,540	14,282,736	15,167,688	13,516,339
Weighted average shares outstanding, diluted	15,685,540	14,282,736	15,167,688	13,516,339

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		(Restated)		(Restated)
Net loss attributable to Amergent Hospitality Group	$(94,237)	$(8,786,099)	$(2,375,937)	$(19,544,015)
Foreign currency translation gain/(loss)	(34,479)	50,344	(18,885)	(37,266)
Comprehensive loss	$(128,716)	$(8,735,755)	$(2,394,822)	$(19,581,281)

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Deficit

Three and Nine Months Ended September 30, 2021 (Unaudited)

	(Temporary equity) Preferred Series 2		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2020	787	$459,608	14,282,736	$1,428	$92,433,344	$(94,587,482)	$(25,916)	$(969,680)	$(3,148,306)
Conversion of preferred stock into common	(125)	(73,000)	250,000	25	72,975	—	—	—	73,000
Foreign currency translation	—	—	—	—	—	—	8,792	—	8,792
Net loss	—	—	—	—	—	(2,548,427)	—	(164,285)	(2,712,712)
Balance, March 31, 2021	662	$386,608	14,532,736	$1,453	$92,506,319	$(97,135,909)	$(17,124)	$(1,133,965)	$(5,779,226)
Conversion of preferred stock into common	(562)	(328,208)	1,124,000	112	328,096	—	—	—	328,208
Foreign currency translation	—	—	—	—	—	—	6,802	—	6,802
Net income (loss)	—	—	—	—	—	266,727	—	59,884	326,611
Balance, June 30, 2021	100	$58,400	15,656,736	$1,565	$92,834,415	$(96,869,182)	$(10,322)	$(1,074,081)	$(5,117,605)
Issuance of common stock for services	—	—	50,000	5	26,995	—	—	—	27,000
Share-based compensation expense	—	—	—	—	15,365	—	—	—	15,365
Foreign currency translation	—	—	—	—	—	—	(34,479)	—	(34,479)
Non-controlling interest distributions	—	—	—	—	—	—	—	(44,894)	(44,894)
Net income (loss)	—	—	—	—	—	(94,237)	—	5,047	(89,190)
Balance, September 30, 2021	100	$58,400	15,706,736	$1,570	$92,876,775	$(96,963,419)	$(44,801)	$(1,113,928)	$(5,243,803)

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Deficit

Three and Nine Months Ended September 30, 2020 (Unaudited)

	(Temporary equity) Preferred Series 2		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2019	—	$—	10,404,342	$1,041	$71,505,989	$(75,068,385)	$(46,437)	$455,781	$(3,152,011)
Common stock and warrants issued for:
Preferred unit dividend	—	—	37,518	4	19,519	(28,219)	—	—	(8,696)
Exercise of warrants	—	—	2,414,022	246	1,528,867	(325,366)	—	—	1,203,747
Preferred Shares - Series 2
Issuance of shares, net of transaction costs of $95,000	1,500	1,405,000	—	—	—	—	—	—	—
Bifurcation of derivative liability	—	(529,000)	—	—	—	—	—	—	—
Beneficial conversion feature	—	(729,000)	—	—	729,000	—	—	—	729,000
Preferred stock deemed dividend	—	729,000	—	—	(729,000)	—	—	—	(729,000)
Conversion of Series 2 preferred to common	(713)	(416,392)	1,426,854	143	416,249	—	—	—	416,392
Foreign currency translation	—	—	—	—	—	—	(81,069)	—	(81,069)
Net loss	—	—	—	—	—	(1,771,614)	—	203,405	(1,568,209)
Balance, March 31, 2020	787	$459,608	14,282,736	$1,434	$73,470,624	$(77,193,584)	$(127,506)	$659,186	$(3,189,846)
Reclassification of non-controlling interest	—	—	—	—	—	805,909	—	(805,909)	—
Cash contribution of merger consideration, net transaction costs of $588,255	—	—	—	—	5,411,745	—	—	—	5,411,745
Contribution of warrant portion of merger consideration	—	—	—	—	1,628,909	—	—	—	1,628,909
Foreign currency translation	—	—	—	—	—	—	(6,541)	—	(6,541)
Net loss	—	—	—	—	—	(8,986,302)	—	(89,716)	(9,076,018)
Balance, June 30, 2020	787	$459,608	14,282,736	$1,434	$80,511,278	$(85,373,977)	$(134,047)	$(236,439)	$(5,231,751)
Warrants issued for extension of the make-whole provision	—	—	—	—	28,060	—	—	—	28,060
Reclassification of warrants and conversion feature	—	—	—	—	11,894,000	—	—	—	11,894,000
Foreign currency translation	—	—	—	—	—	—	50,344	—	50,344
Net loss	—	—	—	—	—	(8,786,099)	—	(401,529)	(9,187,628)
Balance, September 30, 2020	787	$459,608	14,282,736	$1,434	$92,433,338	$(94,160,076)	$(83,703)	$(637,968)	(2,446,975)

See accompanying notes to the condensed consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020
		(Restated)
Net loss	$(2,475,291)	$(19,831,855)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash flows from operations
Depreciation and amortization	1,080,604	1,109,608
Amortization of operating lease assets	467,916	1,206,985
Asset impairment charges	1,287,579	1,288,599
Warrants issued from extension of True-Up Payment	—	28,060
Gain from extinguished lease liabilities	(385,340)	—
Loss on change in fair value of investments	220,882	1,152,185
Amortization of debt discount	134,394	89,472
Loss on extinguishment of Series 1 Preferred	—	161,899
Loss on debt extinguishment	—	11,808,111
Issuance of common stock for services	27,000	—
Share-based compensation	15,365	—
Derivative liabilities revaluation	(118,664)	(300,000)
Change in assets and liabilities
Accounts and other receivables	254,811	149,288
Prepaid expenses and other assets	37,901	(232,878)
Inventories	(4,460)	58,791
Accounts payable and accrued expenses	(2,283,232)	(26,761)
Deferred grant income	(51,187)	—
Operating lease liabilities	(860,984)	(1,482,421)
Derivative liability	(66,136)	—
Deferred rent	(41,587)	—
Deferred revenue	(53,569)	(71,644)
Net cash flows from operating activities	(2,813,998)	(4,892,561)

Cash flows from investing activities:
Cash and restricted cash acquired in connection with acquisition	2,071,000	—
Purchase of property and equipment	(32,141)	(29,821)
Proceeds from sale of investments	118,416	—
Net cash flows provided by (used in) investing activities	2,157,275	(29,821)

Cash flows from financing activities:
Loan proceeds	2,000,000	2,989,350
Loan repayments	(53,949)	(2,563,346)
Distributions to non-controlling interest	(44,894)	—
Proceeds from Series 2 Preferred	—	1,405,000
Proceeds from warrant exercises	—	885,046
Redemption of Series 1 Preferred	—	(880,289)
Merger consideration, net	—	5,411,745
Net cash flows provided by financing activities	1,901,157	7,247,506
Effect of exchange rate of on cash	(12,615)	(14,496)
Net increase in cash and restricted cash, including cash classified in current assets held for sale	1,231,819	2,310,628
Less: cash classified in current assets held for sale	(110,891)	—
Net increase in cash and restricted cash	1,120,928	2,310,628
Cash and restricted cash, beginning of period	1,928,804	501,017
Cash and restricted cash, end of period	$3,049,732	$2,811,645

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$320,794	$222,173
Income taxes	$—	$—

Non-cash investing and financing activities
Conversion of Preferred stock - Series 2 to common stock	$401,208	$416,392
Issuance of convertible promissory note as part of acquisition	$1,194,000	$—
Initial value of ROU asset and liability recorded for new lease	$130,775	$—
Preferred stock dividends paid through issuance of common stock	$—	$19,523
Accrued interest paid through warrant exercise	$—	$318,700
Bifurcation of derivative liability from Preferred Stock - Series 2	$—	$529,000
Warrant portion of merger consideration	$—	$1,628,909
Equity classification of Oz Rey warrants and conversion feature	$—	$11,894,000

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

GENERAL

The accompanying condensed consolidated and combined financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated and combined financial statements have not been audited. The condensed consolidated and combined balance sheet as of December 31, 2020 has been derived from the audited consolidated and combined financial statements as of December 31, 2020 and for the year then ended included in Amergent’s annual report filed with the SEC on April 15, 2021. The results of operations for the three and nine-month period ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021.

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of September 30, 2021, the Company’s cash balance was $3.0 million, of which $1.9 million was restricted cash, its working capital deficiency was $16.0 million and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

●	our eligibility to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to qualify for and utilize financial stimulus programs available through federal and state government programs;

●	our ability to refinance or otherwise extend maturities of current debt obligations;

●	our ability to manage our operating expenses and maintain gross margins;

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry that have continued through September 30, 2021. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact.

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

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2021
Assets (Note 4)
Common stock of Sonnet	$73,970	—	$—	$73,970

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2020
Assets (Note 4)
Common stock of Sonnet	$413,268		$—	$413,268
Liabilities (Note 10)
True-up provision of Convertible Preferred Series 2	$—	$—	$184,800	$184,800

Inputs used in the Company’s Level 3 calculation of fair value related to the true-up provision of convertible preferred Series 2 are discussed in Note 11.

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, other current liabilities and notes payable approximate fair value due to the short-term maturities of these financial instruments and/or because related interest rates offered to the Company approximate current rates.

CASH

Cash consists of deposits held at financial institutions and is stated at fair value. The Company limits its credit risk associated with cash by maintaining its bank accounts at major financial institutions.

RESTRICTED CASH

As of September 30, 2021 and December 31, 2020, the Company maintained restricted cash of $1,936,972 and $1,250,336, respectively. The restricted cash is maintained in a segregated bank account. The restrictions on the restricted cash at December 31, 2020 have lapsed (see Note 9) and the restricted cash at September 30, 2021 relates to the acquisition discussed in Note 3.

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

During the third quarter of 2019 and continuing in 2020 and 2021, the Company determined that triggering events occurred some of which were related to the COVID-19 outbreak requiring management to review the certain long-lived assets for impairment. Due to the continued impact of this pandemic on the Company’s business, management has performed an impairment analysis of its long-lived assets at each quarter end in 2020 and through September 30, 2021 and determined that the carrying value of the Company’s trade name/trademark intangible asset, property and equipment and operating lease assets (see Notes 5, 6, and 11 for further discussion) were impaired during the nine-month period ended September 30, 2021. No impairments were recorded for the three-month period ended September 30, 2021. The determination was based on the best judgment of management for the future of the asset and on information known at the time of the assessment.

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

Due to the continued impact of the COVID-19 pandemic on the Company’s business, management has performed an impairment analysis of goodwill as of beginning in the first quarter of 2020 and quarterly thereafter through September 2021.

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

Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. The Company performed a quantitative assessment at September 30, 2021 and determined that goodwill was not impaired due to the excess fair value of the reporting unit over its carrying value based on the best judgement of management for the future of the reporting unit and on information known at the time of the assessment.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to U.S. dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ deficit. Foreign currency transaction gains and losses are included in current operating results. The Company has determined that local currency is the functional currency for its foreign operations.

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

EMPLOYEE RETENTION CREDIT

The Employee Retention Credit (“ERC”) under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $7,000 of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee during an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $1,178,644 and $2,651,999 of ERC as a contra-expense in the condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2021, respectively.

RESTAURANT REVITALIZATION FUND

The American Rescue Plan Act established the Restaurant Revitalization Fund (RRF) to provide funding to help restaurants and other eligible businesses keep their doors open. This program will provide restaurants with funding equal to their pandemic-related revenue loss up to $10 million per business and no more than $5 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023. In 2021, and prior to the acquisition (see note 3), Pie Square Holdings, L.L.C. (Pie Squared Holdings) received a grant under the U.S. Small Business Administration’s Restaurant Revitalization Fund (RRF) for approximately $10 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of the acquisition were $2.0 million and these were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. The Company recognized $51,187 of RRF as a contra-expense in the condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2021. See additional information regarding RRF funds received in Note 3.

SHARE-BASED COMPENSATION

The Company measures and recognizes share-based compensation expense for both employee and nonemployee awards based on the grant date fair value of the awards. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company recognizes forfeitures as they occur.

The Company estimates the fair value of employee and non-employee stock awards as of the date of grant using the Black-Scholes option pricing model. Management estimates the expected share price volatility based on the historical volatility of the Company. The expected term of the Company’s stock awards has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock awards. The risk-free interest rate is determined by reference to the yield curve of a zero-coupon U.S. Treasury bond on the date of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

As of September 30, 2021 and December 31, 2020, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

LOSS PER COMMON SHARE

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 9, the potential conversion of the convertible debt, as described in Note 7, and the share-based awards outstanding, as described in Note 12, would be anti-dilutive.

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

3. ACQUISITION

On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings pursuant to a Unit Purchase Agreement (Purchase Agreement). Pie Squared Holdings, directly and through its four wholly owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of three company owned stores and nine franchised locations. The purchase price is an 8% secured, convertible promissory note (Note) with a face value of $1,000,000 and a fair value of $1,194,000. Transaction costs of $190,000 were incurred in connection with the acquisition and charged to selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss) for the three-month and nine- month periods ended September 30, 2021. Of the total transaction costs, $150,000 were for services provided by a related-party entity which is owned by a major investor of the Company and the Company’s Chief Financial Officer.

Due to the close proximity of timing of the acquisition and our filing of this Quarterly Report on Form 10-Q, the fair value of assets acquired, and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of September 30, 2021 is ongoing. Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we will recognize any provisional adjustments as we obtain information not available as of the completion of this preliminary fair value calculation as determined within the measurement period. We will also be required to record, in the same period as the financial statements, the effects to any income statement captions, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

A preliminary estimate of the assets acquired, and liabilities assumed as of the acquisition date consists of the following:

Assets acquired:
Cash	$71,000
Restricted cash	2,000,000
Property and equipment	348,000
Right of use asset	1,391,000
Tradename/trademark intangible	410,000
Franchise rights intangible	410,000
Goodwill	51,000
Security deposits and other assets	126,000
Total assets acquired	$4,807,000

Liabilities assumed
Gift card liability	$139,000
Deferred revenue	36,000
Deferred grant income	2,000,000
Right of use liability	1,438,000
Total liabilities assumed	$3,613,000

Net purchase price	$1,194,000

Interest on the Note is due quarterly and $500,000 of principal is due on August 30, 2022, and any remaining unpaid/non- converted amount on August 30, 2023. The Note is convertible at any time, in whole or in part, at the holder’s option but includes a beneficial ownership blocker of 4.99%. The conversion price at any time is the volume weighted average price of the Company’s common stock the 30 trading days immediately prior to delivery of notice of conversion, less a discount of 15%; provided, however, that the conversion price has a floor of $0.50 per share and a cap of $2.00 per share. The Note contains customary provisions preventing dilution and providing the holder rights in the event of fundamental transactions. The Note is secured by various security and other instruments creating a first priority lien on all of the membership interests and all of the assets of Pizza Square Holdings and subsidiaries in favor of the sellers. The Note has an estimated fair value of $1,194,000 as determined using a Monte Carlo simulation and the following assumptions:

2021
Volatility	90.00%
Risk free rate	0.08% - 0.20%
Stock price	0.52
Credit spread	6.35%

In 2021, and prior to the acquisition, Pie Square Holdings received a grant under the U.S. Small Business Administration’s RRF for approximately $10 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of $2.0 million were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. The Company will periodically submit to the escrow agent the planned uses of these funds, and the sellers have the right to review the planned uses to determine whether, in the sellers’ opinion, the planned uses meet the criteria of “eligible uses” under the RRF. If determined to not meet such criteria, then the escrow agent will not distribute that portion of the request. Any unused funds on March 11, 2023, or if applicable, the awardee permanently closed before using all funds on authorized purposes, are repayable to the U.S. Small Business Administration.

Restricted cash and a deferred grant income liability has been recorded on the opening balance sheet for the unused proceeds from the RRF, and the liability will be reduced as the restricted cash is used for eligible costs incurred under the RRF post acquisition.

As the Company acquired all the outstanding membership interests in Pie Square Holdings, the Company assumed all the rights and obligations of Pie Square Holdings that arose from transactions of Pie Square Holdings prior to the sale event, both stated rights and obligations as well as those that are contingent. As noted above, Pie Square Holdings applied for and received an approximately $10 million grant from the U.S. Business Administration under the RRF and used approximately $8 million to repay existing debt of Pie Square Holdings and to fund some of its operating expenses. Under the RRF there is a requirement that the grant monies be for “eligible uses.” The Company, through the structure of the acquisition, is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Square Holdings obtained the grant improperly or the disbursement of such grant monies were not “eligible uses” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10 million of grant monies, among other items. Management is in the process of completing its analysis of this contingency, which includes consultation with outside legal counsel, and expects to complete such analysis prior to the filing of the 2021 annual financial statements. In connection with the acquisition, the Company obtained an indemnification from the sellers which is inclusive of any matters related to the RRF. As such, an assessment of the sellers’ indemnification agreement signed under the acquisition agreement will also be considered in the Company’s analysis. If it is determined that a contingency exists as of the acquisition date and it is probable of occurrence, then the preliminary purchase price allocation noted above will be revised, and the impact could be material.

The following unaudited pro forma information reflects the impact of the acquisition as if it had closed on January 1, 2020.

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Total revenue	$16,229,033	$17,645,760
Operating loss	$(2,829,004)	$(10,907,158)
Net loss	$(2,728,921)	$(25,551,202)
Net loss per share (basic and diluted)	$(0.18)	$(1.89)

The unaudited pro forma statement of operations data for the nine months ended September 30, 2021, excludes the approximately $8.0 million of income recognized for RRF grant monies received as discussed above and $3.0 million gain on extinguishment of debt with a related-party, both recorded by Pie Squared.

4. INVESTMENTS

Investments consist of the following:

	September 30, 2021	December 31, 2020
Common stock of Sonnet, at fair value	$73,970	$413,268
Chanticleer Investors, LLC, at cost	365,001	365,001
Total	$438,971	$778,269

Common Stock of Sonnet

In 2020 the Company received warrants to purchase Sonnet common stock as part of consideration for the Merger with Sonnet (See Note 1). On November 17, 2020, the Company exercised the warrants and holds common stock of Sonnet. Shares were sold in 2021 and the Company received proceeds of $118,416. At September 30, 2021, 122,064 shares of Sonnet were held.

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

Hooters of America redeemed a portion of the Company’s ownership interest and paid $349,293 to the Company in October 2021. After the redemption, the Company’s effective economic interest in Hooters of America was less than 1%.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$6,962,366	$7,301,908
Restaurant furniture and equipment	2,287,064	2,132,726
Construction in progress	650	5,450
Office and computer equipment	114,623	125,535
Office furniture and fixtures	99,528	59,635
	9,464,231	9,625,254
Accumulated depreciation and amortization	(6,462,334)	(5,922,360)
	$3,001,897	$3,702,894

The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The impact has varied by state/geographical area within the United States at various intervals since the pandemic has been declared. Accordingly, the operating results and cash flows at the store level have varied significantly leading to an analysis of impairment at the store level for each quarter end beginning at the end of the first quarter of 2020 and continuing through September 30, 2021. Several stores were permanently or temporarily closed during 2020 and 2021 while others are operating at reduced capacity. Based on the assessment of recoverability, an impairment charge of approximately $255,115 was recorded for property and equipment during the nine months ended September 30, 2021. No impairment charge was recorded for the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company recorded an impairment charge of $555,702 and $685,333 for property and equipment, respectively. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $13,374 for other assets.

Depreciation expense was $260,345 and $814,675 for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $185,825 and $834,909 for the three and nine months ended September 30, 2020, respectively.

6. INTANGIBLE ASSETS, NET

GOODWILL

A roll-forward of goodwill is as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Beginning balance	$8,591,149	$8,567,888
Foreign currency translation gain	(11,768)	23,261
Goodwill acquired in acquisition	51,000	—
Goodwill reclassified to noncurrent assets held for sale (Note 14)	(820,507)	—
Ending balance	$7,809,874	$8,591,149

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following:

		September 30, 2021	December 31, 2020
Trademark, Tradenames:
American Roadside Burger	10 years	$561,191	$1,786,930
BGR: The Burger Joint	Indefinite	739,245	739,245
Little Big Burger	Indefinite	1,550,000	1,550,000
PizzaRev	5 years	410,000	—
		3,260,436	4,076,175
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	827,757	827,757
PizzaRev	5 years	410,000	—

Franchise License Fees:
Hooters Pacific NW	20 years	—	74,507
Hooters UK	5 years	—	11,001
		—	85,508
Total intangibles at cost		4,498,193	4,989,440
Accumulated amortization		(1,225,397)	(1,945,555)
Intangible assets, net		$3,272,796	$3,043,885

An analysis of the recoverability of the carrying value was performed at each quarter end beginning at the end of the first quarter of 2020 and continuing through September 30, 2021. Based on that analysis, an impairment charge of approximately $327,342 was recorded to trademarks/tradenames for ABC: American Burger Company during the nine months ended September 30, 2021. No intangible assets were impaired during the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, an impairment charge of $246,751 was recorded to trademarks/tradenames for BRG: The Burger Joint. No other intangible assets were impaired as of September 30, 2020.

Amortization of intangible assets was $90,254 and $265,929, for the three and nine months ended September 30, 2021 and $92,174 and $274,699 for the three and nine months ended September 30, 2020, respectively.

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Notes payable (a)	$—	$25,850
Notes payable (b)	—	27,048
Contractor note (c)	348,269	348,269
PPP loans (d)	4,109,400	2,109,400
UK Bounce Back loan (e)	—	68,245
EIDL loans (f)	300,000	299,900
Convertible debt (g)	4,037,889	4,037,889
Convertible promissory note (h)	1,194,000	—
Total Debt	9,989,558	6,916,601
Less: discount on convertible debt (g)	(89,473)	(223,681)
Total Debt, net of discount	$9,900,085	$6,692,920

Current portion of long-term debt	$7,080,737	$2,338,978
Long-term debt, less current portion	$2,819,348	$4,353,942

(a)	In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bore interest at 4% and were due within 12 months of each acquisition date. Principal and interest payments were due monthly and were fully repaid in 2021.

(b)	During September 2019 and October 2019, the Company entered into two merchant capital advances in the amount of $46,000 and $84,700, respectively. The Company agreed to repay these advances through daily payments until those amounts were repaid with the specified interest rate per those agreements. These notes were fully repaid in 2021.

(c)	The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note has a balance of $348,269, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $445,000. The additional $95,000 is included in accounts payable and accrued expenses at September 30, 2021 and December 31, 2020.

(d)	On April 27, 2020, Amergent received a $2.1 million loan under the first round of the Payment Protection Program (PPP Loan). The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company has currently applied for loan forgiveness in the full amount of the loan, but no assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed. See Note 11 for additional information.

On February 25, 2021, the Company received a second PPP Loan of $2.0 million. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $44,660 beginning June 25, 2022 through maturity. The loan may be forgiven if certain criteria are met. No assurance can be given as to the amount, if any, of forgiveness.

(e)	On November 24, 2020, Amergent received approximately $68,200 through the Bounce Back Loan Scheme in the United Kingdom. The loan has a term of six years that can be extended to 10 years. No payments are required and no interest is accrued for the first twelve months after the loan is received. After the first year, the loan accrues interest at 2.5% per year. The note has been reclassified to noncurrent assets held for sale at September 30, 2021 (see note 14).

(f)	On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the Small Business Administration (“SBA”) in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $300,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments, including principal and interest, are due monthly beginning August 4, 2021 in the amount of $1,762. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP Loan.

(g)	On April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey and certain original holders of the 8% non-convertible debentures previously outstanding, the Company issued a 10% secured convertible debenture to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% secured convertible debenture is $4,037,889, payable in full on April 1, 2022, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. Prior to August 17, 2020, the 10% secured convertible debenture was convertible at any time by Oz Rey into common stock at the lower of $0.10 per share and the volume weighted average price on the last 10 trading days immediately prior to conversion. The 10% secured convertible debenture is also subject to adjustment if Amergent sells securities below this price (down round protection), among other triggers.

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

In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date. The warrants were equity classified at September 30, 2021 and December 31, 2020.

The Company recorded a debt discount of approximately $358,000 for the difference between the face value of the 10% secured convertible debenture and the estimated fair value at the April 1, 2020 issuance date and is amortizing this discount over the two-year period of the notes. Amortization of $44,550 and $134,394 was recorded as interest expense during the three and nine months ended September 30, 2021, respectively.

(h)	On August 30, 2021, the Company purchased all of the outstanding membership interests in Squared Holdings pursuant to a Unit Purchase Agreement (Purchase Agreement) (see note 3). The purchase price was an 8% secured, convertible promissory note with a face value of $1,000,000 and a fair value of $1,194,000. Interest on the note is due quarterly and $500,000 of principal is due on August 30, 2022, and any remaining unpaid amount is due on August 30, 2023.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. The Company’s lender has provided a waiver of certain financial covenants through September 30, 2021.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

	September 30, 2021	December 31, 2020
Accounts payable	$2,463,068	$3,752,036
Accrued expenses	1,190,798	1,436,679
Accrued taxes (VAT, Sales, Payroll, etc.)	2,437,347	3,356,496
Accrued interest	61,642	122,057
	$6,152,855	$8,667,268

As of September 30, 2021 and December 31, 2020, approximately $2.2 million and $3.0 million, respectively, of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest. Upon the advice of our tax professionals, we are paying the trust fund portion of the outstanding tax accruals which represents the portion of taxes withheld from our employees but not remitted to the taxing authorities. For our locations that have permanently closed, our tax liability after paying the trust fund balance is approximately $380,000 and is recorded within accrued taxes on our condensed consolidated balance sheet as of September 30, 2021. The taxing authorities have indicated that we are still liable for these amounts, however, since the locations are permanently closed and have no assets, they will stop active collection procedures on these amounts.

9. STOCKHOLDER’S EQUITY

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

During the nine months ended September 30, 2021, the investors converted 637 shares of the Series 2 Preferred Stock into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred Stock to other investors. The new investors converted 50 shares of Series 2 Preferred Stock into common stock during May 2021, and 100 Series 2 Preferred Stock remain outstanding at September 30, 2021.

The Series 2 Preferred Stock is classified in the accompanying condensed consolidated and combined balance sheet at September 30, 2021 as temporary equity due to certain contingent redemption features which are outside the control of the Company.

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

Warrants

A summary of the warrant activity during the nine months ended September 30, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2020	3,409,200	$0.34	8.6
Granted	—	—	—
Exercised	—	—	—
Forfeited/Other Adjustments	—	—	—
Outstanding at September 30, 2021	3,409,200	$0.34	7.8

Exercisable September 30, 2021	3,409,200	$0.34	7.8

At September 30, 2021, the outstanding warrants consisted of the following:

Date issued	Number of warrants	Exercise Price	Expiration Date
April 1, 2020	2,462,600	$0.125	April 1, 2030
April 1, 2020	462,600	$0.500	April 1, 2030
March 30, 2020	350,000	$1.250	March 30, 2025
August 17, 2020	134,000	$1.250	August 17, 2025
	3,409,200

10. DERIVATIVE LIABILITIES

The derivative liabilities at December 31, 2020 consisted of a True-Up Payment provision of the Series 2 Preferred Stock (See Note 9). The True-Up payment was settled in July 2021 with a cash payment of $66,136.

The table presented below is a summary of changes in the fair market value of the Company’s Level 3 valuations for the nine months ended September 30, 2021.

True-Up Payment
Balance at December 31, 2020	$184,800
Change in fair value during the period	(118,664)
Settlement of derivative liability	(66,136)
Balance at September 30, 2021	$—

11. COMMITMENTS AND CONTINGENCIES

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

Litigation related to leased properties

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 8 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

No amounts have been accrued as of September 30, 2021 and December 31, 2020 in the accompanying condensed consolidated and combined balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of September 30, 2021, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	September 30, 2021	December 31, 2020
Right-of-use assets	Operating lease assets	$8,971,766	$9,529,443

Current lease liabilities	Current operating lease liabilities	$4,581,582	$4,209,389
Non-current lease liabilities	Long-term operating lease liabilities	9,683,643	10,677,862
		$14,265,225	$14,887,251

Lease term and discount rate were as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years)	7.30	7.70
Weighted average discount rate	8.7%	10%

COVID-19 has negatively impacted operating results and cash flows at significantly varying amounts at the store level. Several stores were permanently closed during the year ended December 31, 2020 while others operated at a reduced capacity. Based on an assessment of the recoverability of the right-of-use asset as of September 30, 2021, an impairment charge of $705,122 was recorded during the nine-months then ended. No impairment charge was recorded for the three months ended September 30, 2021. Based on an assessment of the recoverability of the right-of-use asset as of September 30, 2020, impairment charges of $333,676 and $343,141 were recorded during the three and nine months then ended, respectively.

During the three and nine months ended September 30, 2021, respectively, $66,821 and $385,340 of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic. The Company had lease liabilities of $3,249,227 related to abandoned leases. These lease liabilities are presented as part of current operating lease liabilities.

Rent expense of approximately $0.6 million and $1.8 million was incurred during the three and nine months ended September 30, 2021, respectively, of which approximately $0.1 million was variable. Rent expense of approximately $0.6 million and $1.8 million was recognized during the three and nine months ended September 30, 2020, respectively, of which approximately $0.1 million was variable.

PPP Loan

The Company received two PPP loans for amounts of $2.1 million and $2.0 million. The PPP loan program was established under the CARES Act and administered by the Small Business Administration (“SBA”). The application for PPP loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company. This certification further requires the Company to take into account current business activity and the Company’s ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of funds from the PPP loans and forgiveness of the PPP loans is dependent on the Company having initially qualified for the PPP loans and qualifying for the forgiveness of such PPP loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP loans. There is no assurance that the Company’s obligation under the PPP loans will be forgiven. If the PPP loans are not forgiven, the Company will need to repay the PPP loans over the applicable deferral period. The Company has applied for forgiveness of the first loan and will apply for forgiveness of the second loan.

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

RRF

As discussed in Note 3, Pie Squared received an approximately $10 million grant under the RRF and the Company assumed the risks and rewards related to the grant through the acquisition of Pie Squared. If it is determined that Pie Squared obtained the grant improperly or the disbursement of such grant monies was not “eligible uses” then the Company would be responsible for the ramifications of such actions including repayment of the $10 million of grant monies, among other items. See Note 3 for further discussion.

12. SHARE-BASED COMPENSATION

In August 2021, the Company adopted the 2021 Inducement Plan (“the Plan”). Under the 2021 Inducement Plan, the Company can grant stock options and stock awards. There are 500,000 shares of common stock reserved for issuance under the Plan. As of September 30, 2021, 50,000 shares remained available for future grants.

Share-based awards generally vest over a period of three years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is five years. The expiration date of the outstanding share-based awards is August 2026.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments.

The Company recorded share-based compensation expense of $15,365 in general and administrative expense during the three and nine months ended September 30, 2021.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the nine months ended September 30, 2021, were as follows:

2021
Volatility	90.00%
Risk free rate	0.66%
Expected term	2.54
Dividend	—

The following table summarizes the share-based award activity for the periods presented:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	-	$-	-
Granted	450,000	$1.38
Outstanding at September 30, 2021	450,000	$1.38	4.8
Exercisable at September 30, 2021	175,000	$2.22	4.8
Vested and expected to vest at September 30, 2021	450,000	$1.38	4.8

The weighted average fair value of share-based awards granted during the nine months ended September 30, 2021 was $0.15. As of September 30, 2021, the unrecognized compensation cost related to outstanding share-based awards was $0.1 million and is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

13. Restatement of Previously Issued Condensed Consolidated and Combined Financial Statements (Unaudited)

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

The following table sets forth the effects of the adjustments on the affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Balance Sheet as of September 30, 2020:

	September 30, 2020
	As reported	Adjustment	As restated
Operating lease assets	$10,117,900	$-	$10,117,900
Derivative liabilities	$1,195,724	$(694,724)	$501,000
Long-term operating lease liabilities	$15,115,651	$(479,855)	$14,635,796
Accumulated deficit	$(95,208,526)	$1,048,450	$(94,160,076)
Non-controlling interests	$(764,097)	$126,129	$(637,968)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Operations for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$3,462,279	$(13,436)	$3,448,843
Asset impairment charge	$1,231,352	$(95,223)	$1,136,129
Operating loss	$(3,024,319)	$108,659	$(2,915,660)
Change in fair value of derivative liabilities *	$(6,536,241)	$694,724	$(5,841,517)
Other income (expense)	$(37,390)	$11,986	$(25,404)
Consolidated and combined net loss	$(10,002,997)	$815,369	$(9,187,628)
Net loss attributable to non-controlling interests	$453,296	$(51,767)	$401,529
Net loss attributable to Amergent Hospitality Group Inc	$(9,549,701)	$763,602	$(8,786,099)
Net loss per common share, basic and diluted	$(0.67)	$(0.05)	$(0.62)

	Nine Months Ended September 30, 2020
	As reported	Adjustment	As restated
Restaurant operating expenses	$10,349,516	$(26,872)	$10,322,644
Asset impairment charge	$1,505,279	$(216,680)	$1,288,599
Operating loss	$(7,033,996)	$243,552	$(6,790,444)
Change in fair value of derivative liabilities *	$(394,724)	$694,724	$300,000
Other income (expense)	$(85,399)	$236,303	$150,904
Consolidated and combined net loss	$(21,006,434)	$1,174,579	$(19,831,855)
Net loss attributable to non-controlling interests	$413,969	$(126,129)	$287,840
Net loss attributable to Amergent Hospitality Group Inc	$(20,592,465)	$1,048,450	$(19,544,015)
Net loss per common share, basic and diluted	$(1.53)	$0.08	$(1.45)

There was no impact to the Company’s cash flows from operating, investing, or financing activities for the periods ended March 31, 2020, June 30, 2020, or September 30, 2020 as a result of these restatements.

*	These amounts have been changed from the amounts reported in Note 14 to the 2020 annual financial statements filed on Form 10-K; however, the changes do not impact the restated operating loss, net loss, net loss attributable to non-controlling interests and to Amergent Hospitality Group Inc., and let loss per common share, basis and diluted previously reported.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the condensed consolidated and combined financial statements were available to be issued, and there are no other items requiring disclosure except the following.

On October 8, 2021, the Company, through its wholly owned UK subsidiary, Chanticleer UK Group Limited, sold West End Wings Limited (UK), the Company’s Hooters restaurant located in Nottingham, England, to Hard Four Consultancy Limited (UK) for the final purchase price of £518,295 (approximately $705,710). Accordingly, the assets and liabilities of West End Wings Limited (UK) are presented in the condensed consolidated balance sheet as of September 30, 2021 as “held for sale.”

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

Overview

As of September 30, 2021, we operated and franchised a system-wide total of 39 fast casual restaurants, of which 30 were company-owned and 18 were owned and operated by franchisees under franchise agreements. During the nine months ended September 30, 2021, there was one company-owned restaurant that was permanently closed because of the COVID-19 pandemic.

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

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 16 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. The newest location at the University of Oregon was acquired in August 2021 and will become operational in December 2021. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores, and the partner supplied the capital to open the store in exchange for a non-controlling interest.

Pie Squared Holdings was acquired on August 30, 2021. Pie Squared Holdings, directly and through its four wholly owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of three company owned stores and nine franchised locations.

As of September 30, 2021, we operated 1 Hooters full-service restaurant in the United Kingdom. On October 8, 2021, we sold West End Wings Limited (UK), the Company’s Hooters restaurant located in Nottingham, England, to Hard Four Consultancy Limited (UK) for the final purchase price of £518,295 (approximately $705,710). Accordingly, the assets and liabilities of West End Wings Limited (UK) are presented in the condensed consolidated balance sheet as “held for sale.”

Hooters of America redeemed a portion of the Company’s ownership interest in the entity and paid $349,293 to the Company in October 2021. After the redemption, the Company’s effective economic interest in Hooters of America was less than 1%.

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

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $7,000 of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $1,178,644 and $2,651,999 of ERC as a contra-expense in the condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2021, respectively.

Acquisition

On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings pursuant to a Unit Purchase Agreement (Purchase Agreement). Pie Squared Holdings, directly and through its four wholly owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of three company owned stores and nine franchised locations. The purchase price is an 8% secured, convertible promissory note (Note) with a face value of $1,000,000 and a fair value of $1,194,000. Transaction costs of $190,000 were incurred in connection with the acquisition and charged to selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss) for the three-month and nine- month periods ended September 30, 2021.

Restaurant Revitalization Fund

The American Rescue Plan Act established the Restaurant Revitalization Fund (RRF) to provide funding to help restaurants and other eligible businesses keep their doors open. This program will provide restaurants with funding equal to their pandemic-related revenue loss up to $10 million per business and no more than $5 million per physical location. The Company recognized $51,187 of RRF as a contra-expense in the condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2021, respectively.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Our results of operations are summarized below:

	Three Months Ended
	September 30, 2021		September 30, 2020
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$6,106,261	96.0%	$4,509,082	95.9%	35.4%
Gaming income, net	136,135	2.2%	107,403	2.3%	26.8%
Franchise income	116,179	1.8%	85,666	1.8%	35.6%
Total revenue	6,358,575		4,702,151

Expenses
Restaurant cost of sales	2,031,666	33.2%	1,498,922	33.2%	35.5%
Restaurant operating expenses	3,674,755	60.2%	3,448,843	76.5%	6.6%
General and administrative expenses	1,394,766	21.9%	1,255,918	26.7%	11.1%
Asset impairment charge	—	—%	1,136,129	24.2%	(100.0)%
Depreciation and amortization	350,599	5.5%	277,999	5.9%	26.1%
Employee retention credit	(1,229,831)	(19.3)%	—	—%	100 .0%
Total expenses	6,221,955	97.9%	7,617,811	162.0%	(18.3)%
Operating income (loss)	136,620		(2,915,660)
Other (expense) income:
Interest expense	(165,775)	(2.6)%	(177,420)	(3.8)%	(6.6)%
Change in fair value of derivative liabilities	—	—%	(5,841,517)	(124.2)%	(100.0)%
Change in fair value of investment	(100,422)	(1.6)%	(199,154)	(4.2)%	(49.6)%
Debt extinguishment expense	—	—%	—	—%	—%
Other income (expense)	18,203	0.3%	(25,404)	(0.5)%	(171.7)%
Gain on extinguished lease liabilities	66,821	1.0%	—	—%	100%
Total other income (expense)	(181,173)		(6,243,495)
Net loss before income taxes	(44,553)		(9,159,155)
Income tax expense	(44,637)	(0.7)%	(28,473)	(0.6)%	56.8%
Consolidated net loss	$(89,190)		$(9,187,628)

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$15,288,320	96.1%	$13,881,380	97.0%	10.1%
Gaming income, net	304,173	1.9%	236,615	1.7%	28.6%
Franchise income	314,603	2.0%	183,864	1.3%	71.1%
Total revenue	15,907,096		14,301,859

Expenses
Restaurant cost of sales	4,782,780	31.3%	4,458,983	32.1%	7.3%
Restaurant operating expenses	10,100,284	66.1%	10,322,644	74.4%	(2.2)%
Restaurant pre-opening and closing expenses	—		20,730	0.1%	(100.0)%
General and administrative expenses	3,755,866	23.6%	3,891,739	27.2%	(3.5)%
Asset impairment charge	1,287,579	8.1%	1,288,599	9.0%	(0.1)%
Depreciation and amortization	1,080,604	6.8%	1,109,608	7.8%	(2.6)%
Employee retention credit	(2,703,186)	(17.0)%	—	—%	100%
Total expenses	18,303,927	115.1%	21,092,303	147.5%	(13.2)%
Operating loss	(2,396,831)		(6,790,444)
Other (expense) income:
Interest expense	(481,706)	(3.0)%	(499,870)	(3.5)%	(3.6)%
Change in fair value of derivative liabilities	118,664	0.7%	300,000	2.1%	(60.4)%
Change in fair value of investment	(220,882)	(1.4)%	(1,152,185)	(8.1)%	(80.8)%
Debt extinguishment expense	—	—%	(11,808,111)	(82.6)%	(100.0)%
Other income (expense)	164,761	1.0%	150,904	1.1%	9.2%
Gain on extinguished lease liabilities	385,340	2.4%	—	—%	100%
Total other income (expense)	(33,823)		(13,009,262)
Net loss before income taxes	(2,430,654)		(19,799,706)
Income tax expense	(44,637)	(0.3)%	(32,149)	(0.2)%	38.8%
Consolidated net loss	$(2,475,291)		$(19,831,855)

* Restaurant cost of sales, operating expenses and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased to $6.4 million for the three months ended September 30, 2021 from $4.7 million for the three months ended September 30, 2020.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Amount	% of Revenue*	Amount	% of Revenue*
Restaurant sales, net	6,106,261	96.0%	15,288,320	96.1%
Gaming income, net	136,135	2.2%	304,173	1.9%
Franchise income	116,179	1.8%	314,603	2.0%
Total revenue	6,358,575	100%	15,907,096	100%

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Amount	% of Revenue*	Amount	% of Revenue*
Restaurant sales, net	$4,509,082	95.9%	$13,881,380	97.0%
Gaming income, net	107,403	2.3%	236,615	1.7%
Franchise income	85,666	1.8%	183,864	1.3%
Total revenue	$4,702,151	100%	$14,301,859	100%

●	Revenue from restaurant sales increased 35.4% to $6.1 million for the three months ended September 30, 2021, compared to $4.5 million for the three months ended September 30, 2020. The primary reasons for the increase were due to increased occupancy and declining hesitancy from the public to dine in public locations as a result of the rebound from the COVID-19 pandemic. Revenue from restaurant sales increased 10.1% to $15.3 million for the nine months ended September 30, 2021, compared to $13.9 million for the nine months ended September 30, 2020.. No restaurants closed during the three months ended September 30, 2021, and the revenue impact from the acquisition of Pie Squared in August 2021 was not material.

●	Gaming income increased 26.8% to $0.1 million for the three months ended September 30, 2021 compared to $0.1 million for the three months ended September 30, 2020. Gaming income increased 28.6% to $0.3 million for the nine months ended September 30, 2021 compared to $0.2 million for the nine months ended September 30, 2020. The primary reason for this increase was due the effect of the COVID-19 pandemic recovery.

●	Franchise Income increased 35.6% to $0.1 million for the three months ended September 30, 2021, compared to $86,000 during the three months ended September 30, 2020. Franchise Income increased 71.1% to $0.3 million for the nine months ended September 30, 2021, compared to $0.2 million during the nine months ended September 30, 2020. The primary reason for this increase was due to our franchise stores recovering from the effects of the COVID-19 pandemic during the second and third quarter of 2021 based on declining hesitancy from the public to dine in public locations.

Restaurant cost of sales

Restaurant cost of sales increased to $2.0 million for the three months ended September 30, 2021 from $1.5 million for the three months ended September 30, 2020. There was no change in the percent of restaurant sales between for the three months ended September 30, 2021 and the three months ended September 30, 2020. The overall decrease in cost of sales was due to the 35.5% increase in restaurant revenue to $6.1 million for the three months ended September 30, 2021 compared to $4.5 million for the three months ended September 30, 2020.

Restaurant cost of sales increased to $4.8 million for the nine months ended September 30, 2021 from $4.5 million for the nine months ended September 30, 2020. The percent of restaurant sales decreased to 31.3% for the nine months ended September 30, 2021 from 32.1% for the nine months ended September 30, 2020. The overall increase in cost of sales was due to the 10.1% increase in restaurant revenue to $15.3 million for the nine months ended September 30, 2021 compared to $13.9 million for the nine months ended September 30, 2020.

Restaurant operating expenses

Restaurant operating expenses increased to $3.7 million for the three months ended September 30, 2021 from $3.5 million for the three months ended September 30, 2020. The overall percentage of restaurant operating expenses dropped from 76.5% in 2020 to 60.2% in 2021 and was driven by the overall increase of revenue as described in the revenue section above, and the corresponding adjustment of labor at the store level and tighter controls of store level operating expenses.

Restaurant operating expenses decreased to $10.1 million for the nine months ended September 30, 2021 from $10.3 million for the nine months ended September 30, 2020. The overall decrease of restaurant operating expenses was driven by the overall improvement in cost of goods sold and direct labor.

Restaurant pre-opening and closing expenses

There were no restaurant pre-opening and closing expenses for the three months ended September 30, 2021 and 2020 as no stores were opened or closed during the three months ended September 30, 2021 and 2020. There were no restaurant pre-opening and closing expenses for the nine months ended September 30, 2021 compared with approximately $21,000 for the nine months ended September 30, 2020. The decrease is primarily due to limited restaurant openings and closings in the nine months ended September 30, 2020 and one closing during the nine months ended September 30, 2021. In September 2021, we had three PizzaRev stores and LBB University of Oregon that we were opening but had not incurred any pre-opening expenses.

General and administrative expense (“G&A”)

G&A expenses decreased to $3.7 million for the nine months ended September 30, 2021, from $3.9 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, audit, legal and professional services increased by $0.2 million due to the first year-end audit subsequent to being spun-off from Chanticleer, professional services and professional fees related to lease related legal and accounting matters. This increase was offset by a $0.1 million decrease in shareholder services and fees due to spin-off from Chanticleer and a decrease of $0.3 million in advertising, insurance and other expenses due to less need during the covid pandemic There was no significant change in G&A expenses during the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. Significant components of G&A are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Audit, legal and other professional services	$641,113	$615,098	$1,863,580	$1,722,687
Salary and benefits	587,358	455,540	1,575,119	1,459,628
Advertising, Insurance and other	141,674	225,131	259,415	558,563
Shareholder services and fees	3,246	(51,150)	10,885	116,562
Travel and entertainment	21,375	11,299	46,867	34,299
Total G&A Expenses	$1,394,766	$1,255,918	$3,755,866	$3,891,739

Asset impairment charges

Asset impairment charges of $1.3 million were recorded during the nine months ended September 30, 2021. The impairment was comprised of $0.3 million, $0.7 million and $0.3 million of impairment on property and equipment, right of use asset and intangible assets, respectively, and was due to ongoing cash flow implications resulting from the ongoing COVID-19 pandemic. These charges were recorded in the first quarter of 2021 and no asset impairment charges were recorded during the three months ended September 30, 2021 as store operating performance began to improve and due to prior impairment taken on underperforming and closed locations.

During the nine months ended September 30, 2020, the Company impaired certain assets in connection with the closure of three locations. In addition, in the 2020 period, the Company recorded an impairment on tradenames/trademarks of $246,751, property and equipment of $685,333 and right of use asset of $343,141 primarily due to the lower level of cash flow at the store level due to the impact of COVID-19 on operations.

Depreciation and amortization

Depreciation and amortization expense was $350,599 and $1,080,604 for the three and nine months ended September 30, 2021, respectively, compared to $277,999 and $1,109,608 for the three and nine months ended September 30, 2020, respectively.

Other (expense) income

Interest expense for the three and nine months ended September 30, 2021 of $165,775 and $481,706 was comparable to the comparative periods in 2020 of $177,420 and $499,870.

During the nine months ended September 30, 2021 the change in fair value of derivative liabilities was a gain of $118,664, which was related to the True-Up Payment derivative. Derivative liabilities are marked to market on a quarterly basis and fluctuation in value are reflective of the fair market value at the point in time that the instruments are measured. During the three and nine months ended September 30, 2020 the change in fair value of derivative liabilities and warrants was a loss of $5.8 million and a gain of $0.3 million, respectively. The income in the three months ended September 30, 2020 was primarily due to a decrease in the Company’s stock price at September 30, 2020 compared to June 30, 2020, thus driving a decrease in the value of the derivative instruments. The True-Up Payment was settled in July 2021 with a payment of $66,136.

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

In connection with the Merger, the Company obtained warrants to purchase 186,101 shares of Sonnet at $0.001 per share. The warrants were exercised in 2020 and common stock is now held. The share price of Sonnet has decreased since the Merger and a loss on investment of $0.1 million and $0.2 million was recognized for the three- and nine-month periods ended September 30, 2021, respectively. Additionally, shares were sold in 2021 and the Company received proceeds of $0.1 million. The Company recognized a loss of $0.2 million during the three months ended September 30, 2020 and a loss on investment of $1.1 million during the nine months ended September 30, 2020. This common stock will continue to be recorded at fair value until security is sold.

During the three and nine months ended September 30, 2021, the Company recognized gains of $0.1 million and $0.4 million on the extinguishment of lease liabilities. No such gains were recorded in the comparable 2020 periods.

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(2,813,998)	$(4,892,561)
Net cash provided by (used in) investing activities	2,157,275	(29,821)
Net cash provided by financing activities	1,901,157	7,247,506
Effect of foreign currency exchange rates	(12,615)	(14,496)
	$1,231,819	$2,310,628

Cash used in operating activities was approximately $2.8 million for the nine months ended September 30, 2021. The use of cash in the nine months ended September 30, 2021 was primarily attributable to the net loss of $2.5 million and non-cash income of $0.4 million from a gain on extinguished lease liabilities and a fair value adjustment to a derivative of $0.1 million offset by non-cash charges to operations of $1.3 million for asset impairments and $1.5 million for depreciation and amortization. Additionally, the Company recognized a loss on investments of $0.2 million and non-cash expense of $0.1 million related to the amortization of debt discounts. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

Cash used in operating activities was approximately $4.9 million for the nine months ended September 30, 2020. This use of cash was primarily driven by the net loss incurred of $19.8 million offset by non-cash charges to operations of $14.9 million. The non-cash charges in 2020 consist primarily of loss on debt extinguishment of $11.8 million, loss on investments of $1.2 million, asset impairment charges of $1.3 million and depreciation and amortization of property and equipment, intangible assets and right-of-use assets totaling $2.3 million. Additionally, in 2020 net assets and liabilities were reduced by $1.6 million, primarily from a reduction in operating lease liabilities. The Company obtained cash of $6.0 million from the Merger and used a portion to reduce its liabilities in 2020.

Cash provided by investing activities during the nine months ended September 30, 2021 was primarily related to cash and restricted cash acquired in connection with the acquisition of Pie Squared Holdings.

Cash provided by financing activities for the nine months ended September 30, 2021 was approximately $1.9 million compared to cash provided by financing activities of approximately $7.2 million for the nine months ended September 30, 2020. Cash provided by financing activities during 2021 was primarily related to proceeds of $2.0 million PPP loan. The primary drivers of the cash provided by financing activities during 2020 were proceeds from the bridge preferred equity investment, the exercise of warrants, and the Merger Consideration received of $6.0 million.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of September 30, 2021, our cash balance was $3.0 million, of which $1.9 million was restricted cash, our working capital deficiency was $16.0 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

●	our eligibility to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to qualify for and utilize financial stimulus programs available through federal and state government programs;

●	our ability to refinance or otherwise extend maturities of current debt obligations;

●	our ability to manage our operating expenses and maintain gross margins;

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry that have continued through September 30, 2021. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting some of the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2021, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2021 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2020 that has not been fully remediated by the end of the three and nine month periods ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in its internal control over financial reporting:

●	We identified a deficiency related to our financial close process including maintaining a sufficient complement of personnel commensurate with our accounting and financial reporting requirements as well as development and extension of controls over the recording of journal entries, accounting for business combinations, contingencies and proper cut-off of accounts payable and accrued expenses at period end.

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

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of September 30, 2021, approximately $2.0 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 8 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

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

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of September 30, 2021, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2021 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a deficiency related to our financial close process including maintaining a sufficient compliment of personnel commensurate with our accounting and financial reporting requirements, as well as development and extension of controls over the recording of journal entries, accounting for business combinations, contingencies and proper cutoff of accounts payable and accrued expenses at period end and in assessing agreements and the accounting treatment required to record the agreements correctly in the financial records.

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

We may have to repay the $10 million of grant proceeds received from the Restaurant Revitalization Fund.

If it is determined that Pie Square Holdings obtained the grant improperly or the disbursement of such grant monies were not “eligible uses” then we would be responsible for the ramifications of such actions, including repayment of the approximately $10 million of grant monies, among other items. An assessment of the sellers’ indemnification agreement signed under the acquisition agreement will also be considered in our analysis; however, if it is determined that a contingency exists as of the acquisition date and it is probable of occurrence, then the preliminary purchase price will be revised, and the impact could be material.

The American Rescue Plan Act established the Restaurant Revitalization Fund (RRF) to provide funding to help restaurants and other eligible businesses keep their doors open. This program will provide restaurants with funding equal to their pandemic-related revenue loss up to $10 million per business and no more than $5 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023.

In 2021, and prior to the acquisition, Pie Square Holdings received a grant under the U.S. Small Business Administration’s Restaurant Revitalization Fund (RRF) for approximately $10 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of $2.0 million were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. The Company will periodically submit to the escrow agent the planned uses of these funds, and the sellers have the right to review the planned uses to determine whether, in the sellers’ opinion, the planned uses meet the criteria of “eligible uses” under the RRF. If determined to not meet such criteria, then the escrow agent will not distribute that portion of the request.

As the Company acquired all the outstanding membership interests in Pie Square Holdings, the Company assumed all the rights and obligations of Pie Square Holdings that arose from transactions of Pie Square Holdings prior to the sale event, both stated rights and obligations as well as those that are contingent. As noted above, Pie Square Holdings applied for and received an approximately $10 million grant from the U.S. Business Administration under the RRF and used approximately $8 million to repay existing debt of Pie Square Holdings and to fund some of its operating expenses. Under the RRF there is a requirement that the grant monies be for “eligible uses.” The Company, through the structure of the acquisition, is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Square Holdings obtained the grant improperly or the disbursement of such grant monies were not “eligible uses” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10 million of grant monies, among other items. Management is in the process of completing its analysis of this contingency, which includes consultation with outside legal counsel, and expects to complete such analysis prior to the filing of the 2021 annual financial statements. An assessment of the sellers’ indemnification agreement signed under the acquisition agreement will also be considered in the Company’s analysis. If it is determined that a contingency exists as of the acquisition date and it is probable of occurrence, then the preliminary purchase price allocation noted above will be revised, and the impact could be material.

Various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities prior to the previous year when previous management was in place, and a failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

As of September 30, 2021, approximately $2.0 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition, and results of operations.

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

During 2020 and 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. The Company had lease liabilities of approximately $3.1 million related to abandoned leases at September 30, 2021. As a result, the Company has pending litigation related to 8 sites of which 5 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

During the nine months ended September 30, 2021 $0.4 million of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2021 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified related to our financial close process including maintaining a sufficient compliment of personnel commensurate with our accounting and financial reporting requirements as well as development and extension of controls over the recording of journal entries, accounting for business combinations, contingencies and proper cut-off of accounts payable and accrued expenses at period end.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the audit committee. As part of its remediation efforts, the Company hired two third party accounting firms with technical accounting experience during 2020 and a corporate controller with financial reporting experience in 2021 to support management to ensure accurate reporting. Further, the Company is in the process of designing and implementing procedures for control over the segregation of duties for the preparation of, approval and recording of journal entries and procedure to obtain the proper cut-off of accounts payable and accrued expenses in a period. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

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

During the nine months ended September 30, 2021, the investors converted 637 shares of the Series 2 Preferred Stock into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred Stock to other investors. The new investors converted 50 shares of Series 2 Preferred Stock into common stock during May 2021, and 100 Series 2 Preferred Stock remain outstanding at September 30, 2021.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Unit Purchase Agreement by and between Pie Squared Investment, LLC, PizzaRev Acquisition, LLC and Amergent dated August 30, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 30, 2021)

10.2	Convertible Promissory Note of Amergent in favor of PizzaRev Acquisition, LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 30, 2021)

10.3	Security Agreement by and between PizzaRev Acquisition, LLC and Amergent (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 30, 2021)

10.4	Guaranty of Pie Squared Holdings, LLC (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 30, 2021)

10.5	Security Agreement of Pie Squared Holdings LLC and PizzaRev Acquisition, LLC (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 30, 2021)

10.6	Escrow Agreement (Incorporated by reference to Exhibit 10.6 to Form 8-K dated August 30, 2021)

10.7	Guaranty of PizzaRev Franchising, LLC (Incorporated by reference to Exhibit 10.7 to Form 8-K dated August 30, 2021)

10.8	Security Agreement by and between PizzaRev Franchising, LLC and Amergent (Incorporated by reference to Exhibit 10.8 to Form 8-K dated August 30, 2021)

10.9	Guaranty of Principal (Incorporated by reference to Exhibit 10.9 to Form 8-K dated August 30, 2021)

10.10	Security Agreement by and between Pie Squared Pizza, LLC and PizzRev Acquisition, LLC (Incorporated by reference to Exhibit 10.10 to Form 8-K dated August 30, 2021)

10.11	Security Agreement by and between PizzaRev IP Holdings, LLC and PizzRev Acquisition, LLC (Incorporated by reference to Exhibit 10.11 to Form 8-K dated August 30, 2021)

10.12	Guaranty of PizzaRev IP Holdings, LLC (Incorporated by reference to Exhibit 10.12 to Form 8-K dated August 30, 2021)

10.13	Waiver of Security Interests and Liens of Oz Rey, LLC (Incorporated by reference to Exhibit 10.13 to Form 8-K dated August 30, 2021)

10.14	Indemnification Agreement of PizzaRev Acquisition, LLC (Incorporated by reference to Exhibit 10.14 to Form 8-K dated August 30, 2021)

10.15	Indemnification Agreement of Principal (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 30, 2021)

10.16	Purchase and Sale Agreement dated October 8, 2021 by and between Chanticleer UK Group Limited and West End Wings Limited (UK), filed herewith.
10.17	Amendment No. 2 to 10% Convertible Debenture and Warrants dated September 27, 2021 by and between Amergent and Oz Rey, LLC, filed herewith.

10.18**

Amended and Restated Employment Agreement by and between Frederick L. Glick and Amergent Hospitality Group Inc. effective July 1, 2021, incorporated by reference to Amergent’s Current Report on Form 8-K dated July 15, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2, 2021)

10.19**	Unrestricted Stock Award Agreement by and between Amergent and Frederick L. Glick (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2, 2021)

10.20**	Nonstatutory Stock Option Agreement (No.1) by and between Amergent and Frederick L. Glick (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2021)

10.21**	Nonstatutory Stock Option Agreement (No.2) by and between Amergent and Frederick L. Glick (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2021)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

99.1**

2021 Amergent Hospitality Group Inc. Inducement Plan, as amended (incorporated by reference to Exhibit 4.4 to Amergent’s Registration Statement on Form S-8, File No. 333-258345, as filed August 2, 2021)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* iXBRL (Inline eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Management Compensatory Contract or Arrangement

*** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2021.

AMERGENT HOSPITALITY GROUP INC.

Date: November 22, 2021	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven Hoelscher
Steven Hoelscher
Chief Financial Officer
(Principal Financial Officer)

