Form 10-K
period 2021-12-31
Amergent Hospitality Group Inc.
filed 2022-04-15
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56160

AMERGENT HOSPITALITY GROUP, INC.

Delaware	84-4842958
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

7529 Red Oak Lane
Charlotte, NC	28226
(Address of Principal Executive Offices)	(Zip Code)

(704) 366-5122

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(g) of the Act: Common Stock

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 15,706,736 shares of Common Stock outstanding as of April 13, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;

●	our ability to operate our business and generate profits. We have not been profitable to date;

●	decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic,

●	impact of business interruptions resulting from the coronavirus COVID-19 global pandemic;

●	our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods;

●	general risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;

●	actions of our franchise partners or operating partners which could harm our business;

●	failure to protect our intellectual property rights, including the brand image of our restaurants;

●	changes in customer preferences and perceptions;

●	increases in costs, including food, rent, labor and energy prices;

●	constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	the risks associated with leasing space subject to long-term non-cancelable leases;

●	we may not attain our target development goals and aggressive development could cannibalize existing sales;

●	negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	we may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes;

●	difficulties as acquired restaurants are integrated into our operations and failure to realize anticipated synergies;

●	our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital; and

●	sales of common stock or derivative securities by us in private placements or public offerings as well as the conversion of existing convertible debt securities could result in substantial dilution to our existing stockholders.

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

Unless otherwise noted, references in this Report to the “Registrant,” “Company,” “Amergent,” “Spin-Off Entity,” “we,” “our” or “us” means Amergent Hospitality Group, Inc., a Delaware corporation, and our subsidiaries.

PART I

ITEM 1. BUSINESS

BACKGROUND- MERGER AND SPIN-OFF

Amergent Hospitality Group Inc. was incorporated on February 18, 2020 as a wholly-owned subsidiary of Chanticleer Holdings Inc., a Delaware corporation (“Chanticleer”), for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the spin-off of all the shares of Amergent to the shareholders of Chanticleer.

In connection with and prior to its merger (“Merger”) with Sonnet BioTherapeutics Holdings Inc., a New Jersey Corporation (“Sonnet”), Chanticleer contributed and transferred to Amergent, a newly formed, wholly-owned subsidiary of Chanticleer, all of Chanticleer’s business, operations, assets and liabilities, pursuant to the Contribution Agreement between Chanticleer and Amergent dated March 31, 2020.

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

GOING CONCERN QUALIFICATION

Our financial statements as of and for the years ended December 31, 2021 and 2020 were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these financial statements. As of December 31, 2021, our cash balance was $2.3 million, of which $1.7 million was restricted cash, our working capital deficiency was $12.5 million and we had significant near-term commitments and contractual obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations for the next 12 months.

To alleviate these conditions, management is evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

BUSINESS

Amergent is in the business of owning, operating and franchising fast casual dining concepts.

We operate and franchise a system-wide total of 42 fast casual restaurants of which 29 are company-owned (an additional location opened January 4, 2022) and included in our consolidated and combined financial statements, and 13 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 2 locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and currently consists of 7 company-owned locations in the United States and 7 franchisee-operated locations in the United States. The former locations in the Middle East are closed.

Little Big Burger (“LBB”) was acquired in September 2015 and currently consists of 16 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. One location was temporarily closed at December 31, 2021 due to lack of available employees. The newest location at the University of Oregon was leased in August 2021 and became operational in December 2021. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors we have determined we are the primary beneficiary as we control the management and operations of the stores and the partner supplies the capital to open the store in exchange for a non-controlling interest.

We acquired Pie Squared Holdings LLC (“PIE” or “Pie Squared Holdings”) on August 30, 2021. Pie Squared Holdings, directly and through its four wholly-owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of 3 company-owned locations, one of which opened on January 4, 2022, and nine franchised locations. Three of these franchised locations were not open at the time of purchase and are not included in our total store count. One additional franchise location is planned to open in 2022.

The Jantzen Beach, Oregon location was a former Hooters of America location and is only open for online gaming sales, drinks and a limited food menu.

Through the use of partnerships, the Company partners with private investors who contribute all or substantially all of the capital required to open a restaurant in return for an ownership interest in the LLC and an economic interest in the net income of the restaurant location. The Company manages the operations of the restaurant in return for a management fee and an economic interest in the net income of the restaurant location. While terms may vary by LLC, the investor generally contributes between $0.3 million and $0.4 million per location and is entitled to 80% of the net income of the LLC until such time as the investor recoups the initial investment and the investor return on net income changes from 80% to 50%. The Company contributes the intellectual property and management related to operating a Little Big Burger, manages the construction, opening and ongoing operations of the store in return for a 5% management fee and 20% of net income until such time as the investor recoups the initial investment and the Company return on net income changes from 20% to 50%.

Additionally, we utilize franchise agreements to allow third parties to franchise a restaurant and, thus, are able to utilize the intellectual property, trademark, and trade dress in return for a franchise fee. The franchise agreement provides the franchisee with a designated territory or marketing area for an initial term of 10 years, with four successive five-year renewals. An upfront fee of $40,000 is required along with a $5,000 renewal fee and continuing fees based on a percent of revenues. We recognize the upfront fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins upon the signing of the contract for area development agreements and upon the signing of a store lease for franchise agreements. The payments for these upfront fees are generally received upon contract execution. Continuing fees, which are based upon a percentage of franchisee revenues (typically 5.5%) and are not subject to any constraints, are recognized on the accrual basis as those sales occur. The payments for these continuing fees are generally made on a weekly basis.

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

Franchisees have sole control over the day-to-day operations of the franchise. The franchisee is responsible for the hiring and termination of its personnel and compliance with applicable laws. The franchisee must sell wine and beer at the store and may opt to sell other alcoholic beverages. The franchisee is responsible for obtaining all required business licenses, including liquor licenses and to carry required insurance.

Any improvements or new concepts developed by a franchisee (such as improvements to proprietary recipes, equipment, merchandise or software) belong to us. Our franchise agreement contains confidentiality and non-disclosure covenants and a franchisee must require its personnel to execute confidentiality and non-disclosure agreements.

We hold a minority investment in corporate owned Hooters. However, we do not currently intend to open additional Hooters restaurants.

Restaurant Geographic Locations

We currently operate ABC, BGR, LBB and PIE restaurants in the United States. ABC is in North Carolina and New York. BGR operates company restaurants in the mid-Atlantic region of the United States, as well as franchise locations across the US. LBB operates in Oregon, Washington and North Carolina. PIE operates company restaurants in California, as well as franchise locations in California. We also operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

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

Information Systems and Security

Our information is processed, transmitted, and stored in a secure environment using enterprise grade technologies in order to protect both our data and the physical computing assets. While we believe that our internal policies, systems and procedures for cybersecurity are thorough, the risk of a cybersecurity event cannot be eliminated.

Proprietary Rights

We have trademarks and tradenames associated with American Burger, BGR, Little Big Burger and PizzaRev. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

Government Regulation

We are subject to various federal, state and local laws, rules and regulations that affect our business. Since March 2020, the COVID-19 pandemic has resulted in frequently revised state and local government regulations affecting our business, which have significantly impacted our restaurant operations and continue to do so. Regulations relating to opening and closing of restaurant dining rooms or outdoor patios, business hours, sanitation practices, to-go alcohol sales, guest spacing within dining rooms and other social distancing practices, and employment and safety-related laws involving contact tracing, exclusions and paid sick leave have materially affected the way we operate our business and serve our guests and have adversely impacted our cost structure and resulting profitability of our restaurants.

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

Other Regulations

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make them readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

We are subject to a variety of consumer protection and similar laws and regulations at the federal, state and local level. Failure to comply with these laws and regulations could subject us to financial and other penalties.

Seasonality

The sales of our restaurants may peak at various times throughout the year due to certain promotional events, weather and holiday related events. For example, our domestic fast casual restaurants tend to peak in the Spring, Summer and Fall months when the weather is milder. Severe weather including hurricanes, tornados, thunderstorms, snow and ice storms, prolonged extreme temperatures and similar conditions may impact restaurant sales volumes in some of the markets where we operate. Quarterly results also may be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees

As of December 31, 2021, we had 348 employees in the United States. We employ additional people on a part-time basis as needed.

Working Capital Practices

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans and credit lines from financial institutions, and cash generated from operations. On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included the Paycheck Protection Program (“PPP”) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of $2.1 million. On February 25, 2021, the Company received a second PPP loan of $2.0 million. These PPP loans may be forgiven if certain criteria are met.

The Employee Retention Credit (“ERC”) under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. The Company recognized credits of $2.5 million under the ERC program for the year ended December 31, 2021. The program ended on January 1, 2022.

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open during the COVID-19 pandemic. Pie Squared Holdings received a grant under the RRF, and $2.0 million of unused funds received under the RRF at the closing of the acquisition were placed into escrow for the benefit of the Company. The Company recognized $0.5 million in RRF grant income during the year ended December 31, 2021.

Available Information

We maintain a website at the following address: www.amergenthg.com. The information on our website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

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

Summary of Material Risk Factors

●	We have a history of operating losses. Our estimates regarding the sufficiency of our cash resources and capital requirements and needs for additional financing raises substantial doubt about our ability to continue as a going concern.

●	We require additional financing to support our working capital and execute our operating plans for fiscal 2022, which may not be available or may be costly and dilutive.

●	The impact of the COVID-19 pandemic could continue to harm our business and results of operations.

●	Disruption within our supply chain could have an adverse effect on our business, financial condition and results of operations.

●	We are in arrears on rent due on several of our leases as a result of the COVID-19 pandemic. We have pending litigation related to 7 sites of which 4 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

●	Various subsidiaries are delinquent in payment of an aggregate of approximately $2.0 million of payroll taxes and failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

●	We may have to repay the $10.0 million of grant proceeds received from the Restaurant Revitalization Fund.

●	We may not be entitled to forgiveness for the Paycheck Protection Program Loans.

●	We have identified a material weakness in our internal control and procedures and internal control over financial reporting.

RISKS RELATED TO DELINQUENT PAYROLL TAXES

Various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities prior to the current year when previous management was in place, and a failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2021 and 2020, approximately $2.0 million and $3.0 million, respectively, of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition and results of operations. Interest and penalties on the remaining liability are accruing at approximately $10,000 per month.

RISKS RELATED TO PAYCHECK PROTECTION PROGRAM LOANS

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loans, and our application for the Paycheck Protection Program Loans could in the future be determined to have been impermissible.

On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included the Paycheck Protection Program (“PPP”) for small businesses. On April 27, 2020, Amergent received a PPP loan of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $0.1 million beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company had applied for loan forgiveness in the full amount of the loan, but the request was initially denied. The Company discussed the forgiveness request with the government agency that granted the loan and in March 2022, the U.S. Small Business Administration (“SBA”) reversed its initial decision and will once again review the Company’s application for loan forgiveness. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

On February 25, 2021, the Company received a second loan of $2.0 million under the PPP. Amergent is not listed on a national securities exchange. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $45,000 beginning June 25, 2022 through maturity.

We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP loans will ultimately be forgiven by the U.S. SBA. In order to apply for the PPP loans, we were required to certify, among other things, that the current economic uncertainty made the PPP loans request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP loans, and that our receipt of the PPP loans is consistent with the broad objectives of the CARES Act. The certification described above is subject to interpretation. On April 23, 2020, the U.S. SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP loans, we are later determined to have not been in compliance with these requirements or it is otherwise determined that we were ineligible to receive the PPP loans, we may be required to repay the PPP loans in their entirety and/or be subject to additional penalties. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP loans or otherwise, such audit or review could result in the diversion of management’s time and attention and the incurrence of additional costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO RESTAURANT REVITALIZATION FUND

We may have to repay the $10.0 million of grant proceeds received from the Restaurant Revitalization Fund.

If it is determined that Pie Squared Holdings obtained the grant improperly or the disbursement of such grant monies were not for “eligible uses” then we would be responsible for the ramifications of such actions, including repayment of the approximately $10.0 million of grant monies, among other items. An assessment of the sellers’ indemnification agreement signed under the acquisition agreement would also need to be considered.

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program provides restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023.

In 2021, and prior to the acquisition, Pie Squared Holdings received a grant under the U.S. Small Business Administration’s (“SBA”) RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of $2.0 million were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. The Company will periodically submit to the escrow agent the planned uses of these funds, and the sellers have the right to review the planned uses to determine whether, in the sellers’ opinion, the planned uses meet the criteria of “eligible uses” under the RRF. If determined to not meet such criteria, then the escrow agent will not distribute that portion of the request.

As the Company acquired all the outstanding membership interests in Pie Squared Holdings, the Company assumed all the rights and obligations of Pie Squared Holdings that arose from transactions of Pie Squared Holdings prior to the sale event, both stated rights and obligations as well as those that are contingent. As noted above, Pie Squared Holdings applied for and received an approximately $10.0 million grant from the U.S. SBA under the RRF and used approximately $8.0 million to repay existing debt of Pie Squared Holdings and to fund some of its operating expenses. Under the RRF there is a requirement that the grant monies be for “eligible uses.” The Company, through the structure of the acquisition, is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Squared Holdings obtained the grant improperly or the disbursement of such grant monies were not “eligible uses” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10.0 million of grant monies, among other items. Management completed its analysis of this contingency and concluded that, at this time, a liability does not need to be recorded for this contingency. In connection with the acquisition, the Company obtained an indemnification from the sellers which is inclusive of any matters related to the RRF. As such, an assessment of the sellers’ indemnification agreement signed under the acquisition agreement was also considered in the Company’s analysis.

RISKS RELATED TO IMPACT OF THE COVID-19 PANDEMIC

Defaults and closures under restaurant leases that resulted from the COVID-19 pandemic could result in material impairments to the Company’s assets.

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

During 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 7 sites of which 4 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

We are not contractually obligated to guarantee leasing arrangements between franchisees and their landlords.

The COVID-19 pandemic has materially disrupted and may continue to disrupt our business, operations, financial condition and results of operations.

Federal, state and local government responses to the COVID-19 pandemic have disrupted our industry and have had a material adverse effect on our business. During fiscal 2020 and 2021, state and local governments imposed a variety of restrictions on people and businesses, and public health authorities offered regular guidance on health and safety, which have caused and may continue to cause consumers to avoid or limit gatherings in public places or social interactions.

As of the date of this report, all of our restaurants are able to open their dining rooms and few capacity restrictions or other COVID-19 restrictions remain in place; however, it is possible that future increases in cases or further localized or widespread outbreaks of COVID-19 could require us to again reduce our capacity or suspend our in-restaurant dining operations. The COVID-19 pandemic and these responses have affected and may continue to adversely affect our guest traffic, sales and operating costs, and we cannot predict whether an increase in cases or localized or widespread outbreaks will occur and whether future government responses thereto may impact us. In addition, future increases in cases or further localized or widespread outbreaks of COVID-19 pandemic could negatively impact our suppliers, and we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2021 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified related to our financial close process including maintaining a sufficient complement of personnel commensurate with our accounting and financial reporting requirements as well as development and extension of controls over the recording of closing journal entries, accounting for business combinations, contingencies and proper cut-off of accounts payable and accrued expenses at period end.

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

RISKS RELATED TO CLIMATE CHANGE

Water scarcity and poor quality could negatively impact our costs and capacity.

Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution and emerging awareness of potential contaminants, poor management, lack of physical or financial access to water, sociopolitical tensions due to lack of public infrastructure in certain areas of the world and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, we may incur higher costs, which could adversely affect our profitability.

Increased demand for food products and decreased agricultural productivity may negatively affect our business.

Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns; increased agricultural regulations; and other factors have in the past, and may in the future, limit the availability and/or increase the cost of such agricultural commodities and could impact the food security of communities around the world.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Any adverse weather conditions, seasonal fluctuations, natural disasters and effects of climate change may adversely affect our results of operations.

The occurrence of natural disasters, such as fires, hurricanes or freezing weather may unfavorably affect our operations and financial performance. Any of the foregoing events may result in physical damage, temporary or permanent closure, lack of an adequate work force, or temporary or long-term disruption in the supply of food, beverages, electric, water, sewer and waste disposal services necessary for our restaurants to operate.

In addition, there has been increasing focus by the United States and overseas governmental authorities and investors on other environmental matters, such as climate change, which may increase the frequency and severity of weather-related events and conditions, such as drought and forest fires. This increased focus on climate change and efforts to reduce greenhouse gas emissions, waste, and water consumption may lead to new initiatives directed at regulating a yet to be specified array of environmental matters. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could affect our results of operations and necessitate future investments in facilities and equipment.

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

Our consolidated and combined financial statements have been prepared assuming a going concern.

Our consolidated and combined financial statements as of and for the fiscal years ended December 31, 2021 and 2020 were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these consolidated and combined financial statements. Our independent registered public accounting firm has issued a report related to our annual consolidated and combined financial statements that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to refinance or extend our debt or obtain additional capital on reasonable terms. Our consolidated and combined financial statements do not include adjustments that would result from the outcome of this uncertainty.

We may not be able to extend or repay our indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

If we are unable to service or repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to service these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

We require additional financing to support our working capital and execute our operating plans for 2022, which may not be available or may be costly and dilutive.

We require additional financing to support our working capital needs and fund our operating plans for fiscal 2022. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor.

RISKS RELATED TO OUR DEBT FINANCING ARRANGEMENTS AND SIGNIFICANT SHAREHOLDERS

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

Our 10% Secured Convertible Debenture in favor of Oz Rey, LLC (“Oz Rey”) contains financial and other covenants that, if breached, could trigger default.

Pursuant to our 10% Secured Convertible Debenture (“10% Debenture”) dated April 1, 2020 in favor of Oz Rey, we are required to:

●	maintain a positive EBITDA;

●	timely file all reports required by Section 12(g) or Section 15(d) of the Exchange Act;

●	maintain positive net earnings;

●	maintain a minimum market capitalization (based upon the number of shares of common stock outstanding and a 30-day VWAP) of at least $5,500,000; and

●	use commercially reasonable efforts to list the common stock on a Nasdaq Stock Market exchange.

In March 2022, Oz Rey, LLC agreed to subordinate payment of its 10% Debenture to newly issued 8% Senior Unsecured Convertible Debentures (“8% Debentures”). The Company may issue up to $3.0 million of 8% Debentures. As of the date hereof, the Company issued $1.3 million in 8% Debentures.

Any breach that is not waived by Oz Rey could trigger default of the 10% Debenture and our 8% Debentures.

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

As of December 31, 2021, there were seven restaurants that the Company had abandoned and maintained its operating lease liabilities as the Company had not negotiated the termination of the underlying leases with its landlord. Such liabilities amount to approximately $3.1 million at December 31, 2021 and are reflected as operating lease liabilities on the consolidated and combined balance sheet included in this report.

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

Under the Indemnification Agreement, which will expire on March 25, 2026, we have an obligation to indemnify Sonnet for liabilities associated with our business and the assets and liabilities distributed to us or our subsidiaries in connection with the Spin-Off. We have obtained a Tail Policy with policy limits in the amount of $3.0 million to cover such liabilities; however, if we have to indemnify Chanticleer for unanticipated liabilities in excess of this amount, the cost of such indemnification obligations may have a material and adverse effect on our financial performance.

GENERAL RISKS RELATED TO OUR BUSINESS

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

The number of openings and the performance of new locations will depend on various factors, including:

●	the availability of suitable sites for new locations;

●	our ability to negotiate acceptable lease or purchase terms for new locations, obtain adequate financing, on favorable terms, requirement to construct, build-out and operate new locations and meet construction schedules, and hire and train and retain qualified restaurant managers and personnel;

●	the management of construction and development costs of new restaurants at affordable levels;

●	the establishment of brand awareness in new markets; and

●	our ability to manage expansion.

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

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, new accounting rules require lessees to capitalize operating leases in their financial statements, which require us to record significant right of use assets and lease obligations on our balance sheet. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations. In addition, many existing accounting standards require management to make subjective assumptions, such as those required for stock compensation, tax matters, franchise accounting, acquisitions, litigation, and asset impairment calculations. Changes in accounting standards or changes in underlying assumptions, estimates and judgments by our management could significantly change our reported or expected financial performance.

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

In addition, various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. A franchisee and/or a government agency may bring legal action against us based on the franchisee/franchisor relationship that could result in the award of damages to franchisees and/or the imposition of fines or other penalties against us.

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

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1.0 million or an annual income exceeding $0.2 million, or $0.3 million together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared in accordance with SEC standards relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities in the event our common stock were to again be considered a penny stock and therefore become subject to penny stock rules.

We do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. We do not pay dividends on our Series 2 Preferred. If dividends are declared on common stock, dividends are payable on our outstanding 10% debenture and all of our outstanding warrants to the same extent that the holders would have participated in the dividend if the holders held the number of shares of common stock acquirable upon complete conversion of the debenture and/ or exercise of the warrants (as applicable) without regard to any limitations on exercise thereof, immediately before the date of which a record is taken for such dividend. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

The rights of the holders of common stock may be impaired by outstanding class of Series 2 Preferred and potential issuance of other class(es) of preferred stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Through our subsidiaries, we lease the land and buildings for 29 operating restaurant locations in the U.S. The terms for our leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Our corporate employees work from home.

Our facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3. LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of December 31, 2021 and 2020, approximately $2.0 million and $3.0 million, respectively, of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

During 2021 and 2020 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to 7 sites of which 4 have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2021, we had 15,706,736 shares of our common stock issued and outstanding, respectively, and approximately 230 shareholders of record and approximately 2,500 shareholders. Amergent’s common stock is quoted on the OTCQB market of the OTC Markets Group, Inc. under the symbol “AMGH.”

We currently have no expectation to pay cash dividends to holders of our common stock in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLANS

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information required by this Item pursuant to Item 201(d) of Regulation S-K relating to securities authorized for issuance under the Corporation’s equity compensation plans is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our audited consolidated financial statements as of and for the year ended December 31, 2021 and 2020 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Overview

We operate and franchise a system-wide total of 42 fast casual restaurants, of which 29 are company-owned (an additional location opened January 4, 2022) and included in our consolidated and combined financial statements and 13 are owned and operated by franchisees under franchise agreements.

Our business strategy includes expansion through internal growth by acquiring complementary businesses.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 2 company-owned locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 7 company-owned locations and 7 franchisee-operated locations in the United States. The former locations in the Middle East are closed.

Little Big Burger (“LBB”) was acquired in September 2015 and currently consists of 16 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. One location was temporarily closed at December 31, 2021 due to lack of available employees. The newest location at the University of Oregon was leased in August 2021 and became operational in December 2021. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores and the partner supplies the capital to open the store in exchange for a non-controlling interest.

Pie Squared Holdings (“PIE”) was acquired on August 30, 2021. PIE, directly and through its 4 wholly-owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of 3 company-owned locations, one of which opened on January 4, 2022, and nine franchised locations. Three of these franchised locations were not open at the time of purchase and are not included in our total store count. One additional franchise location is planned to open in 2022.

The Jantzen Beach, Oregon gaming location was a former Hooters of America location and is only open for online gaming sales, drinks and a limited food menu.

Hooters of America redeemed a portion of the Company’s ownership interest in the entity and paid $0.3 million to the Company in October 2021. After the redemption, the Company’s effective economic interest in Hooters of America was less than 1%. We do not intend to open any new Hooters franchises in the near future.

Recent Developments

Recent Business Trends

Throughout 2021 we faced varying degrees of COVID-19 pandemic related pressures. In spite of this, our sales have continued to increase from the second through the fourth quarters of 2021 when compared to the corresponding quarters in 2020. Our revenue in the fourth quarters of 2021 and 2020 was $4.8 million and $4.5 million, respectively, and our revenue for fiscal years 2021 and 2020 was $20.7 million and $18.8 million, respectively. This represents a fourth quarter increase in revenue of 6.7% and an annual increase in revenue of 10.6%.

Looking forward to 2022, we anticipate continued inflationary pressures on our restaurant cost of sales and restaurant operating expenses. We also face a tight and competitive labor market throughout all locations. Our management team has and will continue to innovatively approach these challenges.

Future Plans

In August 2021, we acquired Pie Squared Holdings, which came with three company-owned stores and nine franchised stores. These stores operate under the tradename PizzaRev. We anticipate acquiring additional existing restaurant concepts during 2022.

COVID-19 Pandemic Update

In early March 2020, the COVID-19 pandemic was declared to be a National Public Health Emergency, and the Centers for Disease Control and Prevention, as well as state and local legislative bodies and health departments, began issuing orders related to social distancing requirements, reduced restaurant seating capacity and other restrictions which resulted in a significant reduction in traffic at our restaurants. As of mid-March 2020, the ordinances tightened, and dine-in capacity was eliminated or severely restricted. By April 2020, at the request of most state and local legislative bodies, we closed all of our dining rooms and began to operate in a take-out and delivery only capacity. In early May 2020, states began allowing the re-opening of dining rooms in a limited capacity and by the end of June 2020, we had re-opened dining rooms in approximately 95% of our restaurants, while adhering to social distancing restrictions, which limited the number of guests we could serve in our restaurants at one time. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that again reduced dining room capacity or mandated the re-closure of dining rooms. As a result, we began fiscal 2021 with significant limitations on our operations, which over the course of the fiscal year varied widely from time to time, state to state and city to city; however, nonetheless negatively impacted our sales. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early to mid-2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

While cases continue to decline, and staffing continues to improve, overall consumer and business activity remains muted in certain markets as consumer behaviors have changed due to the COVID-19 pandemic and some businesses have yet to bring employees back into their offices. Our restaurant operations have been and could again in the future be disrupted by team member staffing issues because of illness, exclusion, fear of contracting COVID-19 or caring for family members due to COVID-19, legal requirements for employee vaccinations or COVID testing, lack of labor supply, competitive labor pressures, or for other reasons. Furthermore, inflation has been and is elevated across our business, including food costs, due in part to the supply chain impacts of the pandemic. We remain in regular contact with our major suppliers and while, to date, we have not experienced significant disruptions in our supply chain due to the COVID-19 pandemic, we could see significant future disruptions should the impacts of the pandemic continue. Currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and, therefore, our restaurants are serving customers in our dining rooms without social distancing requirements. However, it is possible additional outbreaks could lead to restrictive measures that could impact our guest demand and dining room capacity.

PPP Loan

On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included the Paycheck Protection Program (“PPP”) for small businesses. On April 27, 2020, Amergent received a PPP loan of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $0.1 million beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company had applied for loan forgiveness in the full amount of the loan, but the request was initially denied. The Company discussed the forgiveness request with the government agency that granted the loan and in March 2022, the U.S. SBA reversed its initial decision and will once again review the Company’s application for loan forgiveness. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

On February 25, 2021, the Company received a second PPP loan in the amount of $2.0 million. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $45,000 beginning June 25, 2022 through maturity. The loan may be forgiven if certain criteria are met. No assurance can be given as to the amount, if any, of forgiveness. The Company will apply for complete forgiveness of this loan in 2022.

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $7,000 of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are any wages paid to an employee (for employers that averaged fewer than 100 full-time employees in 2019) or the wages paid to an employee for the time that the employee is providing and not providing services (for employers that averaged more than 500 full-time employees in 2019) due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $2.5 million of ERC as a contra-expense in the consolidated and combined statement of operations for the year ended December 31, 2021. The program ended on January 1, 2022.

Acquisition

On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings LLC (“Pie Squared Holdings”) pursuant to a Unit Purchase Agreement (“Purchase Agreement”). Pie Squared Holdings, directly and through its four wholly-owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of three company owned stores and six franchised locations. The purchase price is an 8% secured, convertible promissory note (“Note”) with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. Transaction costs of $0.2 million were incurred in connection with the acquisition and charged to general and administrative expenses in the consolidated and combined statement of operations for the year ended December 31, 2021.

Restaurant Revitalization Fund

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program will provide restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Prior to the acquisition, Pie Squared Holdings had obtained $10.0 million of funding under the RRF, of which $2.0 million was unspent as of the acquisition date. The Company used $0.5 million of this amount and recorded it as a contra-expense in the consolidated and combined statement of operations for the year ended December 31, 2021.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

Our results of operations are summarized below:

	Twelve Months Ended
	December 31, 2021		December 31, 2020
(in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Revenue:
Restaurant sales, net	$19,797	95.9%	$18,131	96.6%	9.2%
Gaming income, net	403	1.9%	292	1.6%	38.0%
Franchise income	452	2.2%	341	1.8%	32.6%
Total revenue	20,652		18,764

Expenses:
Restaurant cost of sales	6,172	31.2%	5,750	31.7%	7.3%
Restaurant operating expenses	13,262	67.0%	13,195	72.8%	0.5%
Restaurant pre-opening and closing expenses	8	—%	288	1.6%	(97.2)%
General and administrative expenses	5,210	25.2%	4,692	25.0%	11.0%
Asset impairment charges	1,456	7.1%	1,578	8.4%	(7.7)%
Depreciation and amortization	1,047	5.1%	1,525	8.1%	(31.3)%
Employee retention credit and other grant income	(3,009)	(14.6)%	—	—%	100.0%
Total expenses	24,146		27,028
Operating loss	(3,494)		(8,264)
Other income (expense):
Interest expense	(656)	(3.2)%	(684)	(3.6)%	(4.1)%
Change in fair value of derivative liabilities	119	0.6%	616	3.3%	(80.7)%
Change in fair value of investment	(244)	(1.2)%	(1,232)	(6.6)%	(80.2)%
Change in fair value of convertible promissory note	95	0.5%	—	—%	100.0%
Debt extinguishment expense	—	—%	(11,808)	(62.9)%	(100.0)%
Gain on sale of subsidiary	58	0.6%	—	—%	100.0%
Gain on extinguished lease liabilities	412	2.0%	506	2.7%	(18.6)%
Other income	310	1.5%	282	1.5%	9.9%
Total other income (expense)	94		(12,320)
Loss before income taxes	(3,400)		(20,584)
Income tax expense	(118)	(0.6)%	(7)	—%	1,585.7%
Consolidated and combined net loss	$(3,518)		$(20,591)

* Restaurant cost of sales, operating expenses and pre-opening and closing expenses percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased to $20.7 million for the year ended December 31, 2021 from $18.8 million for the year ended December 31, 2020.

	Year Ended December 31, 2021
(in thousands)	Amount	% of Revenue
Restaurant sales, net	$19,797	95.9%
Gaming income, net	403	1.9%
Franchise income	452	2.1%
Total revenue	$20,652	100.0%

	Year Ended December 31, 2020
(in thousands)	Amount	% of Revenue
Restaurant sales, net	$18,131	96.6%
Gaming income, net	292	1.6%
Franchise income	341	1.8%
Total revenue	$18,764	100.0%

●	Revenue from restaurant sales increased 9.2% to $19.8 million for the year ended December 31, 2021, compared to $18.1 million for the year ended December 31, 2020. The primary reasons for the increase were due to increased occupancy and declining hesitancy from the public to dine in public locations as a result of the rebound from the COVID-19 pandemic.

●	Gaming income increased 38.0% to $0.4 million for the year ended December 31, 2021, compared to $0.3 million for the year ended December 31, 2020. The primary reason for this increase was due to the effect of the COVID-19 pandemic recovery.

●	Franchise income increased 32.6% to $0.5 million for the year ended December 31, 2021, compared to $0.3 million during the year ended December 31, 2020. The primary reason for this increase was due to our franchise stores recovering from the effects of the COVID-19 pandemic beginning during the second quarter of 2021 and continuing through year end based on declining hesitancy from the public to dine in public locations.

Restaurant cost of sales

Restaurant cost of sales increased to $6.2 million for the year ended December 31, 2021 from $5.8 million for the year ended December 31, 2020. The restaurant cost of sales as a percentage of restaurant sales decreased to 31.2% for the year ended December 31, 2021 from 31.7% for the year ended December 31, 2020. The overall increase in cost of sales was due to the 9.2% increase in restaurant revenue to $19.8 million for the year ended December 31, 2021 compared to $18.1 million for the year ended December 31, 2020.

Restaurant operating expenses

Restaurant operating expenses increased to $13.3 million for the year ended December 31, 2021 from $13.2 million for the year ended December 31, 2020. The restaurant operating expenses as a percentage of restaurant operating expenses decreased to 67.0% for the year ended December 31, 2021 from 72.8% for the year ended December 31, 2020 and was driven by the overall increase in restaurant revenue and the corresponding adjustment of labor at the store level and tighter controls of store level operating expenses.

Restaurant pre-opening and closing expenses

There was $8,000 in restaurant pre-opening and closing expenses for the year ended December 31, 2021 compared to $0.3 million for the year ended December 31, 2020. The decrease is primarily due to limited restaurant openings and closings in the year ended December 31, 2021. During the year ended December 31, 2021, we had three PizzaRev stores and the LBB University of Oregon that opened but did not incur any pre-opening expenses.

General and administrative expense (“G&A”)

G&A expenses increased to $5.2 million for the year ended December 31, 2021, from $4.7 million for the year ended December 31, 2020. During the year ended December 31, 2021, audit, legal and other professional services increased by $0.3 million due to transaction costs of $0.2 million incurred in connection with the acquisition of Pie Squared Holdings, as well as $0.1 million of costs incurred due to negotiating lease terminations, extensions and relief from COVID-19 closures and the related accounting fees. There was also an increase of $0.2 million in advertising, insurance and other expenses and an increase of $0.1 million in salary and benefits after these amounts had been reduced in 2020 due to less need during the COVID-19 pandemic. These increases were offset by a $0.1 million decrease in shareholder services and fees incurred in connection with the spin-off from Chanticleer in 2020. Significant components of G&A expenses are summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Audit, legal and other professional services	$2,314	$2,013
Salary and benefits	2,129	1,998
Advertising, insurance and other	672	494
Shareholder services and fees	31	169
Travel and entertainment	64	18
Total G&A Expenses	$5,210	$4,692

Asset impairment charges

Asset impairment charges decreased to $1.5 million for the year ended December 31, 2021, compared to $1.6 million in the year ended December 31, 2020. During the year ended December 31, 2021, we recorded an impairment on trademark/tradenames of approximately $0.3 million, property and equipment of approximately $0.4 million and right-of-use asset of approximately $0.7 million primarily due to ongoing cash flow implications resulting from the ongoing COVID-19 pandemic.

During the year ended December 31, 2020, we recorded an impairment on trademark/tradenames of approximately $0.3 million, property and equipment of approximately $0.8 million and right-of-use asset of approximately $0.5 million primarily due to the lower level of cash flow at the store level along with the permanent closures related to the impact of COVID-19 on operations.

Depreciation and amortization

Depreciation and amortization expense was $1.0 million for the year ended December 31, 2021, compared to $1.5 million for the year ended December 31, 2020. We have curtailed opening new stores and making acquisitions of property and equipment in the past several years due to our financial condition. Recent impairments of property and equipment and intangible assets have also caused a decrease in the gross value of the underlying assets, thereby resulting in a decrease in depreciation and amortization expense.

Other income (expense)

Interest expense for the year ended December 31, 2021 of $0.7 million was comparable to the comparative period in 2020 of $0.7 million. This is consistent with the low interest rate on new borrowings in 2021.

During the year ended December 31, 2021, the change in fair value of derivative liabilities was a gain of $0.1 million related to the True-Up Payment derivative. Derivative liabilities are marked to market on a quarterly basis and fluctuations in value are reflective of the fair market value at the point in time at which the instruments are measured. During the year ended December 31, 2020, the change in fair value of derivative liabilities and warrants was a gain of $0.6 million. The income in the year ended December 31, 2020 was primarily due to a decrease in our stock price, thus driving a decrease in the value of the derivative instruments. The True-Up Payment was settled in July 2021 with a payment of $66,136.

In connection with the Merger, the Company obtained warrants to purchase 186,101 shares of Sonnet at $0.001 per share. The warrants were exercised in 2020 and common stock is now held. The share price of Sonnet has decreased since the Merger and a loss on investment of $0.2 million was recognized for the year ended December 31, 2021. Additionally, shares of Sonnet were sold in 2021 and we received proceeds of $0.1 million. We recognized a loss on investment of $1.2 million during the year ended December 31, 2020. This common stock will continue to be recorded at fair value until the securities are sold. At December 31, 2021, we held 122,064 shares with a fair value of approximately $50,000.

During the year ended December 31, 2021, we issued an 8% secured, convertible promissory note as consideration for the acquisition of Pie Squared Holdings. We have elected to measure the convertible promissory note at fair value, with changes in fair value recognized in operations. We recognized a gain on fair value of $0.1 million during the year ended December 31, 2021. There were no similar transactions during the year ended December 31, 2020.

On April 1, 2020, we exchanged the then existing 8% non-convertible notes for 10% convertible notes. Warrants to purchase common stock were also issued in connection with the issuance of the new notes. We recorded an $11.8 million loss on the extinguishment of the 8% notes based on the difference in the carrying value of the old notes and the fair value of the new notes and warrants issued.

On October 8, 2021, we sold West End Wings LTD, our Hooters restaurant located in Nottingham, England, to Hard Four Consultancy Limited (UK) for the final purchase price of £0.4 million (approximately $0.6 million). We recognized a gain on sale of subsidiary of $0.1 million during the year ended December 31, 2021. There were no similar transactions during the year ended December 31, 2020.

During the year ended December 31, 2021, we recognized a gain on extinguished lease liabilities of $0.4 million, compared to $0.5 million for the year ended December 31, 2020, due to the derecognition of operating lease liabilities resulting from our negotiation of the cancellation of our obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic.

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(4,474)	$(5,617)
Net cash used in investing activities	2,978	(64)
Net cash provided by financing activities	1,902	7,108
Effect of foreign currency exchange rates	(16)	—
	$390	$1,427

Cash used in operating activities was approximately $4.5 million for the year ended December 31, 2021. This use of cash was primarily driven by the net loss incurred of $3.5 million offset by non-cash charges to operations of $3.2 million. The non-cash charges in 2021 consist primarily of asset impairment charges of $1.5 million, depreciation and amortization of property and equipment, intangible assets and right-of-use assets totaling $2.0 million and amortization of debt discount of $0.2 million, offset by gain on extinguished lease liabilities of $0.4 million and gain on sale of subsidiary of $0.1 million. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

Cash used in operating activities was approximately $5.6 million for the year ended December 31, 2020. This use of cash was primarily driven by the net loss incurred of $20.6 million offset by non-cash charges to operations of $16.2 million. The non-cash charges in 2020 consist primarily of loss on debt extinguishment of $11.8 million, loss on investments of $1.2 million, asset impairment charges of $1.6 million and depreciation and amortization of property and equipment, intangible assets and right-of-use assets totaling $2.6 million, offset by gain in fair value of derivative liabilities of $0.6 million and gain on extinguished lease liabilities of $0.5 million. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

Cash provided by investing activities during the year ended December 31, 2021 was primarily related to $2.0 million cash and restricted cash acquired in connection with the acquisition of Pie Squared Holdings, $0.6 million net proceeds from the sale of the UK subsidiary and $0.5 million proceeds from the sale of investments. Cash used in investing activities during the year ended December 31, 2020 was $0.1 million for the purchase of property and equipment.

Cash provided by financing activities for the year ended December 31, 2021 was approximately $1.9 million compared to cash provided by financing activities of approximately $7.1 million for the year ended December 31, 2020. Cash provided by financing activities during 2021 was primarily related to proceeds of $2.0 million from a PPP loan. The primary drivers of the cash provided by financing activities during the year ended December 31, 2020 were proceeds from the bridge preferred equity investment, the exercise of warrants, and the $5.4 million of Merger Consideration received.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, our cash balance was $2.3 million, of which $1.7 million was restricted cash, our working capital deficiency was $12.5 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The Company has been impacted due to restrictions placed on them by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, temporarily restricting the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact. However, there can be no certainty regarding the length and severity of the outbreak and such its ultimate financial impact on the restaurant operations.

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

Intangible Assets

Trademark/Tradenames

Certain of the Company’s trademark/tradenames have been classified as indefinite-lived intangible assets and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist. Definite lived intangible assets are assessed for impairment using methods discussed below in the long-lived assets section. The Company’s indefinite-lived intangible assets are tested for impairment at least annually by estimating their fair value and comparing it to the asset’s carrying value. The Company estimates the fair value of indefinite-lived tradenames using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate.

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

Due to the continued impact of this pandemic on the Company’s business, management performed an impairment analysis of its long-lived assets at each quarter end in 2021 and 2020, including December 31, 2021 and 2020, and determined that the carrying value of the Company’s trademark/tradenames intangible asset, property and equipment and operating lease assets were impaired for an aggregate amount of $1.5 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. The determination was based on the best judgment of management for the future of the assets and on information known at the time of the assessment.

Goodwill

Goodwill is not subject to amortization but is tested at least annually or when impairment indicators are present. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, a quantitative assessment is performed to calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company’s decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock. Impairment is measured as the excess of carrying value of the goodwill to its estimated fair value. Due to the ongoing impact of the COVID-19 pandemic on the Company’s business, management performed an impairment analysis of goodwill as of each quarter end in 2021 and 2020, including December 31, 2021 and 2020. No goodwill impairment was required in 2021 and 2020.

Derivative Liabilities

Accounting for the derivative liabilities relating to the Company’s true-up payment, warrants and debt conversion feature requires Amergent’s management to exercise judgment and make estimates and assumptions regarding fair value. Each derivative liability was initially recorded at fair value upon the date of issuance and is subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated and combined statement of operations until the liability expires or qualifies for equity classification. See Note 12 to the consolidated and combined financial statements for a discussion of these liabilities. In July 2021, the true-up payment was made and there was no derivative liability as of December 31, 2021.

Business Combination Accounting

Accounting for assets acquired, liabilities assumed and consideration transferred in a business combination requires Amergent’s management to exercise judgment and make estimates and assumptions regarding fair value. The Company acquired Pie Squared Holdings during the year ended December 31, 2021, resulting in the Company recording the assets acquired and liabilities assumed at fair value on the acquisition date, as well as fair valuing the convertible promissory note issued as consideration for the business combination. The Company elected the fair value option to account for the convertible promissory note. The convertible promissory note was initially recorded at fair value at the acquisition date and will be subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated and combined statement of operations until the liability is repaid or converted into common stock.

In addition, the Company assumed all the rights and obligations of Pie Squared Holdings that arose from transactions of Pie Squared Holdings prior to the business combination, both stated rights and obligations as well as those that are contingent. Pie Squared Holdings applied for and received an approximately $10.0 million grant from the U.S. SBA under the RRF and used approximately $8.0 million to repay existing debt of Pie Squared Holdings and to fund some of its operating expenses. Under the RRF there is a requirement that the grant monies be for “eligible uses.” The Company, through the structure of the acquisition, is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Squared Holdings obtained the grant improperly or the disbursement of such grant monies were not “eligible uses,” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10.0 million of grant monies, among other items. Management completed its analysis of this contingency and concluded that, at this time, a liability does not need to be recorded for this contingency. In connection with the acquisition, the Company obtained an indemnification from the sellers which is inclusive of any matters related to the RRF.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the consolidated and combined financial statements included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Amergent is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS

Amergent Hospitality Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Amergent Hospitality Group, Inc. and Subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Amergent Hospitality Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred $3.5 million in losses for the year ended December 31, 2021, that included $1.5 million in asset impairments, and the Company has a working capital deficit of approximately $12.5 million as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-Lived Assets and Operating Lease Assets

Critical Audit Matter Description –

The Company periodically evaluates the carrying amount of long-lived assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. As a result of the continued impact of the COVID-19 pandemic on the Company, management performed an impairment analysis at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of long-lived assets and operating lease assets, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. As of December 31, 2021, long-lived assets aggregated to $4.0 million and operating lease assets aggregated to $8.0 million. During fiscal year 2021, the Company recorded impairment charges of $747,000 and $708,000 to long-lived assets and operating lease assets, respectively.

Inherent in the impairment analysis of long-lived assets and operating lease assets are certain significant judgments and estimates related to forecasted cash flows and revenues. As disclosed by management, changes in these assumptions can significantly impact the valuation of long-lived assets and operating lease assets, and the impairment charge that is recorded.

How the Critical Audit Matter Was Addressed in the Audit –

Our audit procedures related to the forecasted cash flows and revenues used in the long-lived asset and operating lease asset impairment analyses included the following:

-	Obtaining an understanding of the relevant controls related to management’s evaluation of long-lived asset impairment analyses.

-	Evaluating the reasonableness of management’s cash flow forecasts by comparing the forecasts to historical performance, considering actual financial performance and management expectations for future performance.

-	Performing procedures including reviewing the sensitivity over the assumptions used in the impairment analysis to assess their impact on the determination of fair value.

Impairment Assessment of Goodwill and Indefinite-Lived Intangible Assets

Critical Audit Matter Description –

As described in Note 7 to the combined and consolidated financial statements, the Company had a goodwill balance of $7.8 million, and an indefinite lived tradename balance of $2.3 million at December 31, 2021.

-	Goodwill and indefinite-lived intangible assets are tested for impairment at least annually at the reporting unit level or more frequently when events occur, or circumstances change. The evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of the asset exceeds its fair value, an impairment charge is recorded.

The Company utilized a third-party consultant to perform an impairment test on both goodwill and indefinite-lived intangible assets. As the Company has a single reporting unit, management utilized a market capitalization approach in determining the fair value of the entity as part of the impairment assessment of goodwill. The Company utilized a relief from royalty method to estimate the fair value of indefinite-lived tradenames. As disclosed by management, changes in key assumptions in the relief from royalty approach could have a significant impact on the estimate of future cash flows and therefore, on the amount of any impairment charge. The determination of an impairment indicator on goodwill and indefinite-lived intangible assets requires management judgments and involves significant assumptions.

How the Critical Matter Was Addressed in the Audit –

The primary audit procedures we performed to address this critical audit matter included:

-	Obtaining an understanding of the relevant controls related to management’s evaluation of goodwill and other indefinite-lived asset impairment analyses.

-	Evaluating management’s determination of reporting units and segments

-	Reviewing and independently corroborating management’s calculation of the fair value of the Company, which consists of a single reporting unit, utilizing a market capitalization approach.

-	Reviewing management’s inputs, assumptions and projections utilized in the estimation of the fair value of the Company’s indefinite-lived tradenames.

-	Testing completeness and accuracy of the data used in impairment analyses.

-	Performing sensitivity analyses over the Company’s annual goodwill and indefinite-lived tradename impairment analyses.

Restaurant Revitalization Fund Program

Critical Audit Matter Description –

As described in Notes 2 and 3 of the combined and consolidated financial statements, the Company entered into a business combination transaction during the year ended December 31, 2021. Certain assets and liabilities acquired were as result of the acquired company applying for and receiving funds under the Restaurant Revitalization Fund (“RRF”) Program which was part of a COVID-19 federal government stimulus program passed into law as part of the Coronavirus Aid, and Economic Security Act (“CARES Act”). Management assessed the eligibility of the use of funds prior to the business combination as well as the eligibility of the acquired company to apply for the program in determining the fair value of the assets and liabilities to be recognized in the business combination accounting.

We identified this as a critical audit matter because of the judgments necessary to determine if a contingency was present regarding the acquired company’s application for and use of funds under the RRF program prior to the acquisition. This matter required substantial audit effort due judgements involved in determining program eligibility and proper use of funds as well as the materiality of the RRF proceeds received.

How the Critical Audit Matter Was Addressed in the Audit –

The primary audit procedures we performed to address this critical audit matter included:

-	Obtaining an understanding of the relevant controls related to management’s accounting unusual and complex transactions.

-	Reviewing management’s assessment that the acquired entity was eligible to receive funds under the RRF program as well as compared the funds utilized under the program to available guidance issued by the United States federal government.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina
April 15, 2022

Amergent Hospitality Group, Inc. and Subsidiaries

Consolidated and Combined Balance Sheets

(in thousands except share and per share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$646	$678
Restricted cash	1,672	1,250
Investments	50	413
Accounts and other receivables	865	314
Inventories	182	173
Prepaid expenses and other current assets	360	291
TOTAL CURRENT ASSETS	3,775	3,119
Property and equipment, net	3,115	3,703
Operating lease assets	8,021	9,529
Intangible assets, net	3,129	3,044
Goodwill	7,810	8,591
Investments	16	365
Deposits and other assets	352	296
TOTAL ASSETS	$26,218	$28,647

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,844	$8,667
Current maturities of long-term debt and notes payable	3,264	2,339
Current operating lease liabilities	4,599	4,209
Deferred grant income	1,545	—
Derivative liabilities	—	185
TOTAL CURRENT LIABILITIES	16,252	15,400

Long-term operating lease liabilities	8,644	10,678
Contract liabilities	757	795
Deferred tax liabilities	150	109
Long-term debt and notes payable (includes debt measured at fair value of $599 at December 31, 2021)	6,593	4,354
TOTAL LIABILITIES	32,396	31,336

Commitments and contingencies (see Note 13)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 100 and 787 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	58	460

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 shares; 15,706,736 and 14,282,736 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2	1
Additional paid-in-capital	92,882	92,433
Accumulated deficit	(97,963)	(94,587)
Accumulated other comprehensive loss	—	(26)
Total Amergent Hospitality Group, Inc. Stockholders’ Deficit	(5,079)	(2,179)
Non-controlling interests	(1,157)	(970)
TOTAL STOCKHOLDERS’ DEFICIT	(6,236)	(3,149)
TOTAL LIABILITIES, REDEEMABLE SHARES AND STOCKHOLDERS’ DEFICIT	$26,218	$28,647

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Consolidated and Combined Statements of Operations

	Year Ended
(in thousands except share and per share data)	December 31, 2021	December 31, 2020
Revenue:
Restaurant sales, net	$19,797	$18,131
Gaming income, net	403	292
Franchise income	452	341
Total revenue	20,652	18,764
Expenses:
Restaurant cost of sales	6,172	5,750
Restaurant operating expenses	13,262	13,195
Restaurant pre-opening and closing expenses	8	288
General and administrative expenses	5,210	4,692
Asset impairment charges	1,456	1,578
Depreciation and amortization	1,047	1,525
Employee retention credit and other grant income	(3,009)	—
Total expenses	24,146	27,028
Operating loss	(3,494)	(8,264)
Other income (expense):
Interest expense	(656)	(684)
Change in fair value of derivative liabilities	119	616
Change in fair value of investment	(244)	(1,232)
Change in fair value of convertible promissory note	95	—
Debt extinguishment expense	—	(11,808)
Gain on sale of subsidiary	58	—
Gain on extinguished lease liabilities	412	506
Other income	310	282
Total other income (expense)	94	(12,320)
Loss before income taxes	(3,400)	(20,584)
Income tax expense	(118)	(7)
Consolidated and combined net loss	(3,518)	(20,591)
Less: Net loss attributable to non-controlling interests	142	620
Net loss attributable to Amergent Hospitality Group, Inc.	(3,376)	(19,971)
Dividends on redeemable preferred stock	—	(28)
Net loss attributable to common shareholders of Amergent Hospitality Group, Inc.	$(3,376)	$(19,999)

Net loss attributable to Amergent Hospitality Group, Inc. per common share, basic and diluted	$(0.22)	$(1.46)

Weighted average shares outstanding, basic and diluted	15,303,558	13,708,985

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Consolidated and Combined Statements of Comprehensive Loss

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Net loss attributable to Amergent Hospitality Group, Inc.	$(3,376)	$(19,971)
Foreign currency translation gain	26	20
Comprehensive loss	$(3,350)	$(19,951)

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Consolidated and Combined Statements of Stockholders’ Deficit

Year Ended December 31, 2021

(in thousands except share data)	(Temporary equity) Preferred Series 2		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, January 1, 2021	787	$460	14,282,736	$1	$92,433	$(94,587)	$(26)	$(970)	$(3,149)
Conversion of preferred stock into common stock	(687)	(402)	1,374,000	1	401	—	—	—	402
Common stock issued for compensation	—	—	50,000	—	27	—	—	—	27
Share-based compensation expense	—	—	—	—	21	—	—	—	21
Foreign currency translation	—	—	—	—	—	—	26	—	26
Non-controlling interest distribution	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	(3,376)	—	(142)	(3,518)
Balance, December 31, 2021	100	$58	15,706,736	$2	$92,882	$(97,963)	$—	$(1,157)	$(6,236)

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Consolidated and Combined Statements of Stockholders’ Deficit

Year ended December 31, 2020

(in thousands except share data)	(Temporary equity) Preferred Series 2		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, January 1, 2020	—	$—	10,404,347	$1	$71,506	$(75,068)	$(46)	$456	$(3,152)
Common stock:
Preferred unit dividend	—	—	37,518	—	19	(28)	—	—	(9)
Exercise of warrants	—	—	2,414,022	—	1,529	(325)	—	—	1,204
Preferred shares - Series 2:
Issuance of shares, net of transaction costs of $95	1,500	1,405	—	—	—	—	—	—	—
Bifurcation of derivative liability	—	(529)	—	—	—	—	—	—	—
Beneficial conversion feature	—	(729)	—	—	729	—	—	—	729
Preferred stock deemed dividend	—	729	—	—	(729)	—	—	—	(729)
Conversion of Series 2 preferred to common	(713)	(416)	1,426,849	—	416	—	—	—	416
Reclassification of warrants and conversion feature	—	—	—	—	11,894	—	—	—	11,894
Warrant issued for True-Up Payment extension	—	—	—	—	28	—	—	—	28
Cash consideration of merger consideration, net of transaction costs of $588	—	—	—	—	5,412	—	—	—	5,412
Contribution of warrant portion of merger consideration	—	—	—	—	1,629	—	—	—	1,629
Foreign currency translation	—	—	—	—	—	—	20	—	20
Reclassification of non-controlling interest	—	—	—	—	—	806	—	(806)	—
Net loss	—	—	—	—	—	(19,971)	—	(620)	(20,591)
Balance, December 31, 2020	787	$460	14,282,736	$1	$92,433	$(94,587)	$(26)	$(970)	$(3,149)

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Consolidated and Combined Statements of Cash Flows

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(3,518)	$(20,591)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,047	1,525
Amortization of operating lease assets	1,011	1,081
Asset impairment charges	1,456	1,578
Gain on extinguished lease liabilities	(412)	(506)
Gain on sale of subsidiary	(58)	—
Operating lease liabilities remeasurement	—	(224)
Warrant issued for True-Up payment extension	—	28
Share-based compensation	48	—
Change in fair value of investment	244	1,232
Change in fair value of convertible promissory note	(95)	—
Amortization of debt discount	186	134
Loss on extinguishment of redeemable Series 1 Preferred	—	162
Debt extinguishment expense	—	11,808
Change in fair value of derivative liabilities	(119)	(616)
Change in operating assets and liabilities (net of impact for acquisition):
Accounts and other receivables	(555)	(33)
Prepaid expenses and other assets	(22)	(29)
Inventories	(46)	107
Accounts payable and accrued expenses	(1,592)	377
Deferred tax liabilities	41	6
Deferred grant income	(455)	—
Operating lease liabilities	(1,495)	(1,492)
Derivative liabilities	(66)	—
Contract liabilities	(74)	(164)
Net cash flows used in operating activities	(4,474)	(5,617)

Cash flows from investing activities:
Cash and restricted cash acquired in connection with acquisition of Pie Squared Holdings	2,071	—
Purchase of property and equipment	(129)	(64)
Net proceeds from sale of subsidiary	568	—
Proceeds from sale of investments	468	—
Net cash flows provided by (used in) investing activities	2,978	(64)

Cash flows from financing activities:
Proceeds from Series 2 Preferred stock	—	1,405
Proceeds from warrant exercises	—	885
Redemption of Series 1 Preferred	—	(880)
Loan proceeds	2,000	2,992
Loan repayments	(53)	(2,706)
Merger consideration, net	—	5,412
Distributions to non-controlling interests	(45)	—
Net cash flows provided by financing activities	1,902	7,108
Effect of exchange rate of cash	(16)	—
Net increase in cash and restricted cash	390	1,427
Cash and restricted cash, beginning of year	1,928	501
Cash and restricted cash, end of year	$2,318	$1,928

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc and Subsidiaries

Consolidated and Combined Statements of Cash Flows

	Year Ended
	December 31, 2021	December 31, 2020
Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$402	$472
Income taxes	$76	$26

Non-cash investing and financing activities
Preferred stock dividends paid through issuance of common stock	$—	$20
Issuance of convertible promissory note as consideration for Pie Squared Holdings acquisition	$1,194	$—
Change in operating lease assets and liabilities due to new and amended leases	$404	—
Conversion of Preferred Series 2 stock to common stock	$402	$416
Accrued interest paid through warrant exercise	$—	$319
Bifurcation of derivative liability from Preferred Series 2 stock	$—	$529
Warrant portion of merger consideration	$—	$1,629
Reclassification of warrants and conversion feature from liability to equity	$—	$11,894

See accompanying notes to the consolidated and combined financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

1. NATURE OF BUSINESS

BASIS OF PRESENTATION

Amergent Hospitality Group, Inc. (“Amergent”) was incorporated on February 18, 2020 as a wholly-owned subsidiary of Chanticleer Holdings, Inc. (“Chanticleer”) for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the spin-off of Amergent to the shareholders of Chanticleer. The spin-off transaction was completed on April 1, 2020. Amergent is in the business of owning, operating and franchising fast casual dining concepts.

On March 31, 2020, Chanticleer contributed all its assets and liabilities, including the stock interest in all its subsidiaries (other than Amergent), to Amergent. Based on this being a transaction between entities under common control, the carryover basis of accounting was used to record the assets and liabilities contributed to Amergent. Further, as a common control transaction the consolidated and combined financial statements of Amergent reflect the transaction as if the contribution had occurred as of the earliest period presented herein.

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

In connection with the Merger on April 1, 2020, Amergent received proceeds from Sonnet of $6.0 million as well as a warrant to purchase 2% of the outstanding common shares of Sonnet (186,161 shares) for $0.01 per share (“Merger Consideration”). Amergent simultaneously entered into agreements to refinance a note payable and issue warrants to the note holder. See Note 8 for additional information on the note refinancing.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

During 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings LLC and its wholly-owned subsidiaries (“Pie Squared Holdings”) (see Note 3).

The consolidated and combined financial statements include the accounts of Amergent and its subsidiaries presented below:

Amergent Hospitality Group, Inc.	Jurisdiction of Incorporation	Percent owned

American Roadside Burgers, Inc.	DE, USA
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%
American Burger Prosperity, LLC	NC, USA	50%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%
BGR Acquisition, LLC	NC, USA	100%
BGR Franchising, LLC	VA, USA	100%
BGR Operations, LLC	VA, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%
BGR Annapolis, LLC	MD, USA	100%
BGR Arlington, LLC	VA, USA	46%
BGR Columbia, LLC	MD, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Old Keene Mill, LLC	VA, USA	100%
BGR Washingtonian, LLC	MD, USA	46%
Capitol Burger, LLC	MD, USA	100%
BT Burger Acquisition, LLC	NC, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%
LBB Acquisition, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%
LBB Hassalo LLC	OR, USA	80%
LBB Platform LLC	OR, USA	80%
LBB Capitol Hill LLC	WA, USA	50%
LBB Franchising LLC	NC, USA	100%
LBB Green Lake LLC	OR, USA	50%
LBB Lake Oswego LLC	OR, USA	100%
LBB Magnolia Plaza LLC	NC, USA	50%
LBB Multnomah Village LLC	OR, USA	50%
LBB Progress Ridge LLC	OR, USA	50%
LBB Rea Farms LLC	NC, USA	50%
LBB Wallingford LLC	WA, USA	50%
LBB Downtown PDX LLC	WA, USA	100%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%
LBB University of Oregon LLC	OR, USA	100%
Jantzen Beach Wings, LLC	OR, USA	100%
Oregon Owl’s Nest, LLC	OR, USA	100%
West End Wings LTD (sold in 2021)	United Kingdom	100%
Pie Squared Holdings LLC	DE, USA	100%
PizzaRev Franchising LLC	DE, USA	100%
Pie Squared Pizza LLC	CA, USA	100%
Pie Squared Austin LLC	DE, USA	100%
PizzaRev IP Holdings LLC	DE, USA	100%

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company’s cash balance was $2.3 million, of which $1.7 million was restricted cash, its working capital deficiency was $12.5 million and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The Company has been impacted due to restrictions placed by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, temporarily restricting the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact. However, there can be no certainty regarding the length and severity of the outbreak and as such its ultimate financial impact on the Company’s operations.

On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included the Paycheck Protection Program (“PPP”) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. On February 25, 2021, the Company received an additional $2.0 million PPP loan. Amergent was not listed on a national securities exchange at the time of the loan application or funding. In addition, during the year ended December 31, 2021, the Company obtained $2.5 million of refundable tax credits from the Employee Retention Credit (“ERC”) under the CARES Act. The program ended on January 1, 2022. Additionally, the American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open during the COVID-19 pandemic. Pie Squared Holdings received a grant under the RRF, and $2.0 million of unused funds received under the RRF at the closing of the acquisition were placed into escrow for the benefit of the Company. The Company recognized $0.5 million in RRF grant income during the year ended December 31, 2021.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

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

Certain prior year amounts have been updated to conform to the current year presentation. The Company has opted to present the financial information on the consolidated and combined balance sheets and consolidated and combined statements of operations, comprehensive loss, stockholders’ deficit and cash flows in thousands.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include valuing derivatives, options, warrants and convertible notes payable using the Binomial Lattice, Black-Scholes and Monte Carlo models, and analysis of the recoverability of goodwill and long-lived assets. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing COVID-19 pandemic and the COVID-19 control responses.

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

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2021
Assets (Note 5)
Common stock of Sonnet	$50	$—	$—	$50
Liabilities (Note 4)
Convertible note payable	$—	$—	$1,099	$1,099

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2020
Assets (Note 5)
Common stock of Sonnet	$413	$—	$—	$413
Liabilities (Note 12)
True-up provision of Convertible Preferred Series 2	$—	$—	$185	$185

Inputs used in the Company’s Level 3 calculation of fair value for the convertible note payable issued in conjunction with the PizzaRev acquisition are discussed in Note 4. Inputs used in the Company’s Level 3 calculation of fair value for the True-up provision of Convertible Preferred Series 2 are discussed in Note 12.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, restricted cash, accounts receivable, other receivables, accounts payable, other current liabilities, convertible notes payable (other than the convertible note payable discussed above) and notes payable approximate fair value due to the short-term maturities of these financial instruments and/or because related interest rates offered to the Company approximate current rates.

SEGMENTS

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates under four brands but views its operations and manages its business in one segment – fast casual dining.

CASH

Cash consists of deposits held at financial institutions and is stated at fair value. The Company limits its credit risk associated with cash by maintaining its bank accounts at major financial institutions.

RESTRICTED CASH

As of December 31, 2021 and 2020, the Company maintained restricted cash of $1.7 million and $1.3 million, respectively. The restricted cash is maintained in a segregated bank account. The restrictions on the restricted cash at December 31, 2020 have lapsed and the restricted cash at December 31, 2021 relates to the acquisition discussed in Note 3.

For purposes of the cash flow statements, the restricted cash is aggregated with cash of $0.6 million and $0.7 million to arrive at total cash and restricted cash of $2.3 million and $1.9 million at December 31, 2021 and 2020, respectively.

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2021 and 2020, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

INVENTORIES

Inventories are recorded at the lower of cost (first-in, first-out method) or net realizable value, and consist primarily of restaurant food items, supplies, beverages and merchandise.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization, are recorded generally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs that do not improve or extend the useful lives of the assets are not considered assets and are charged to expense when incurred.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The estimated useful lives used to compute depreciation and amortization are as follows:

Leasehold improvements	5-15 years
Restaurant furnishings and equipment	3-10 years
Furniture and fixtures	3-10 years
Office and computer equipment	3-7 years

INTANGIBLE ASSETS

Trademark//Tradenames

Certain of the Company’s trademark/tradenames have been determined to have a definite life and are being amortized on a straight-line basis over estimated useful lives of 3-10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated and combined statements of operations and comprehensive loss. Certain of the Company’s trademark/tradenames have been classified as indefinite-lived intangible assets and are not amortized. Definite lived intangible assets are assessed for impairment the using methods discussed below in the long-lived assets section. The Company’s indefinite-lived intangible assets are tested for impairment at least annually by estimating their fair value and comparing it to the asset’s carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate.

Franchise Rights

Intangible assets are recorded for the initial franchise fees for our Hooters and PizzaRev restaurants. The Company amortizes these amounts over a 20 and 5 year period, respectively, which is the life of the franchise agreements. As of December 31, 2021, the Company no longer has any active franchise agreements with Hooters. The Company also has intangible assets representing the acquisition date fair value of customer contracts acquired in connection with BGR’s franchise business. The Company also amortizes these amounts over the estimated useful life of the related intangible asset and amortizes the related asset over the weighted average life of the underlying franchise agreements.

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

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

During the third quarter of 2019 and continuing in 2020 and 2021, the Company determined that triggering events occurred, some of which were related to the COVID-19 outbreak, requiring management to review certain long-lived assets for impairment. Due to the continued impact of this pandemic on the Company’s business, management has performed an impairment analysis of its long-lived assets at each quarter end in 2020 and through December 31, 2021, and determined that the carrying value of the Company’s definite lived trademark/tradename intangible asset, property and equipment and operating lease assets (see Notes 6, 7, and 13 for further discussion) were impaired during the years ended December 31, 2021 and 2020. The determination was based on the best judgment of management for the future of the asset and on information known at the time of the assessment.

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

As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. Due to the continued impact of this pandemic on the Company’s business, management has performed an impairment analysis of goodwill beginning in each quarter end in 2020 through 2021, including December 31, 2021 and 2020.

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

Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. The Company performed a quantitative assessment at each quarter end during 2021 and 2020 and determined that goodwill was not impaired due to the excess fair value of the reporting unit over its carrying value based on the best judgement of management on information known at the time of the assessment.

CONVERTIBLE NOTES PAYABLE

The Company analyzes its convertible debt instruments for embedded attributes that may require bifurcation from the host and accounting as derivatives. At the inception of each instrument, the Company performs an analysis of the embedded features requiring bifurcation and may elect, if eligible, to account for the entire debt instrument at fair value. If the fair value option were to be elected, any changes in fair value would be recognized in the accompanying statements of operations until the instrument is settled. The Company elected to account for its convertible note payable issued in 2021 in connection with the PizzaRev acquisition (see Note 3) at fair value and, as such, has recognized the change in fair value in the consolidated and combined statements of operations and comprehensive loss for the year ended December 31, 2021. For the convertible note payable issued in 2020, the Company performed an analysis of embedded features requiring bifurcation and concluded that the convertible debt includes redemption features that required bifurcation (see Note 8).

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to U.S. dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency is the functional currency for its foreign operations. The foreign subsidiary was sold in 2021 and there are no foreign assets held at December 31, 2021.

REVENUE RECOGNITION

The Company generates revenues from the following sources: (i) restaurant sales; (ii) gaming income; and (iii) franchise income, consisting of royalties based on a percentage of sales reported by franchise restaurants and initial signing fees.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Restaurant Sales, Net

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals. Sales tax and value added tax (“VAT”) collected from customers and remitted to governmental authorities are presented on a net basis within revenue in the consolidated and combined statements of operations.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its restaurant in Jantzen Beach, Oregon. Revenue from gaming is recognized as earned from gaming activities, net of payouts to customers, taxes and government fees. These fees are recognized as they are earned based on the terms of the agreements.

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

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed. The recognition of initial and renewal license fees are accelerated if the development agreement is terminated. Approximately $0.1 million and $0.2 million of revenue related to contract liabilities was recognized during the years ended December 31, 2021 and 2020, respectively.

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

Restaurant closing expenses consist of costs related to closing a restaurant location and include, among other things lease termination costs and franchise breakage fees directly related to the closure. Impairment charges associated with closed locations are recorded as a component of asset impairment charges. The derecognition of lease liabilities due to the Company negotiating the cancellation of its obligations under certain lease agreements is recorded as gain on extinguished lease liabilities. Restaurant closing costs are expensed as incurred.

Amergent Hospitality Group, Inc. and Subsidiaries

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses, which are included in restaurant operating expenses and general and administrative expenses in the accompanying consolidated and combined statements of operations, totaled approximately $0.2 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

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

EMPLOYEE RETENTION CREDIT

The ERC under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $7,000 of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee during an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $2.5 million of ERC as a contra-expense in the consolidated and combined statement of operations for the year ended December 31, 2021. Approximately $0.8 million of ERC is included in accounts and other receivables in the consolidated and combined balance sheet as of December 31, 2021. No such activity existed for the year ended December 31, 2020.

RESTAURANT REVITALIZATION FUND

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program provided restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023. In 2021 and prior to the acquisition (see Note 3), Pie Squared Holdings received a grant under the U.S. Small Business Administration’s (“SBA”) RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of the acquisition were $2.0 million, and these funds were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. The Company recognizes grant income as it expends the funds on eligible costs. The Company recognized $0.5 million of RRF as a contra-expense in the consolidated and combined statement of operations for the year ended December 31, 2021. See additional information regarding RRF funds received in Note 3. No such activity existed for the year ended December 31, 2020.

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

The Company estimates the fair value of employee and non-employee stock awards as of the date of grant using the Black-Scholes option pricing model. Management estimates the expected share price volatility based on the historical volatility of the Company. The expected term of the Company’s stock awards has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock awards. The risk-free interest rate is determined by reference to the yield curve of a zero-coupon U.S. Treasury bond on the date of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Based on the rules of the Internal Revenue Code (“IRC”), Amergent has determined that it has approximately $17.9 million of net operating loss carryforwards available to the Company as of December 31, 2021 to offset future taxable income of the Company. Approximately $7.2 million of the net operating loss carryforwards available will be limited by section 382 of the IRC. There were no other income tax implications to Amergent as a result of the Merger and Spin-off.

The Company has provided a valuation allowance for the full amount of the deferred tax assets in the accompanying consolidated and combined financial statements.

As of December 31, 2021 and 2020, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

LOSS PER COMMON SHARE

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 11, the potential conversion of the convertible debt instruments, as described in Note 8, and share-based compensation awards as described in Note 14, would be anti-dilutive.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of U.S. GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard was effective for the Company beginning on January 1, 2021. The adoption of ASU 2019-12 as of January 1, 2021 did not have a material impact on the consolidated and combined financial statements.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity associated with applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 (fiscal year 2024 for the Company), including interim periods within those fiscal years, and early adoption permitted. The Company early adopted ASU 2020-06 on January 1, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity-Classified Written Call Options. The pronouncement outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company plans to adopt this guidance on January 1, 2022, and does not expect it to have a material effect on the consolidated and combined financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic ASC 832): Disclosures by Business Entities about Government Assistance. This standard requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The new standard is effective for fiscal years beginning after December 15, 2021. The Company plans to adopt this guidance on January 1, 2022, and does not expect it to have a material effect on the consolidated and combined financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated and combined financial statements.

3. ACQUISITION

On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings pursuant to a Unit Purchase Agreement (“Purchase Agreement”). Pie Squared Holdings, directly and through its four wholly-owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of three company owned stores and nine franchised locations. The purchase price is an 8% secured, convertible promissory note (“Note”) with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. Transaction costs of $0.2 million were incurred in connection with the acquisition and charged to general and administrative expenses in the consolidated and combined statement of operations for the year ended December 31, 2021. Of the total transaction costs, $0.1 million were for services provided by a related-party entity which is owned by a major investor of the Company and the Company’s Chief Financial Officer.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The assets acquired and liabilities assumed as of the acquisition date consists of the following (in thousands):

Assets acquired:
Cash	$71
Restricted cash	2,000
Property and equipment	348
Operating lease asset	1,391
Trademark/tradename intangible asset	410
Franchise rights intangible asset	410
Goodwill	51
Deposits and other assets	126
Total assets acquired	$4,807

Liabilities assumed:
Gift card liability	$139
Contract liabilities (deferred revenue)	36
Deferred grant income	2,000
Operating lease liabilities	1,438
Total liabilities assumed	$3,613

Net purchase price	$1,194

Interest on the Note is due quarterly and $0.5 million of principal is due on August 30, 2022, and any remaining unpaid/non-converted amount on August 30, 2023. The Note is convertible at any time, in whole or in part, at the holder’s option but includes a beneficial ownership blocker of 4.99%. The conversion price at any time is the volume weighted average price of the Company’s common stock the 30 trading days immediately prior to delivery of notice of conversion, less a discount of 15%; provided, however, that the conversion price has a floor of $0.50 per share and a cap of $2.00 per share. The Note contains customary provisions preventing dilution and providing the holder rights in the event of fundamental transactions. The Note is secured by various security and other instruments creating a first priority lien on all of the membership interests and all of the assets of Pie Squared Holdings and subsidiaries in favor of the sellers. The Note has an estimated fair value of $1.2 million at the acquisition date as determined using a Monte Carlo simulation and the following assumptions:

Volatility	90.00%
Risk free rate	0.08% - 0.20%
Stock price	$0.52
Credit spread	6.35%

In 2021, and prior to the acquisition, Pie Squared Holdings received a grant under the U.S. SBA’s RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of $2.0 million were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. The Company will periodically submit to the escrow agent the planned uses of these funds, and the sellers have the right to review the planned uses to determine whether, in the sellers’ opinion, the planned uses meet the criteria of “eligible uses” under the RRF. If determined to not meet such criteria, then the escrow agent will not distribute that portion of the request. Any unused funds on March 11, 2023, or if applicable, the awardee permanently closed before using all funds on authorized purposes, are repayable to the U.S. SBA.

Restricted cash and a deferred grant income liability has been recorded on the opening balance sheet for the unused proceeds from the RRF, and the liability is being reduced as the restricted cash is used for eligible costs incurred under the RRF post acquisition.

As the Company acquired all the outstanding membership interests in Pie Squared Holdings, the Company assumed all the rights and obligations of Pie Squared Holdings that arose from transactions of Pie Squared Holdings prior to the sale event, both stated rights and obligations as well as those that are contingent. As noted above, Pie Squared Holdings applied for and received an approximately $10.0 million grant from the U.S. SBA under the RRF and used approximately $8.0 million to repay existing debt of Pie Squared Holdings and to fund some of its operating expenses. Under the RRF there is a requirement that the grant monies be for “eligible uses.” The Company, through the structure of the acquisition, is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Squared Holdings obtained the grant improperly or the disbursement of such grant monies were not “eligible uses,” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10.0 million of grant monies, among other items. Management completed its analysis of this contingency and concluded that, at this time, a liability does not need to be recorded for this contingency. In connection with the acquisition, the Company obtained an indemnification from the sellers which is inclusive of any matters related to the RRF.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The reconciliation of the Note issued in connection with the acquisition of Pie Squared Holdings on August 30, 2021 (see Note 3) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	December 31, 2021
Balance at January 1, 2021	$—
Fair value at issuance date	1,194
Change in fair value	(95)
Balance at December 31, 2021	$1,099

The Company evaluated the Note in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion price discount creates a derivative. This derivative was not clearly and closely related to the debt host and was required to be separated and accounted for as a derivative instrument. The Company elected to initially and subsequently measure the Note at fair value, with changes in fair value recognized in operations.

The Note had an estimated fair value of $1.1 million at December 31, 2021 as determined using a Monte Carlo simulation and the following assumptions:

Volatility	90.00%
Risk free rate	0.26% - 0.62%
Stock price	$0.40
Credit spread	6.78%

5. INVESTMENTS

Investments consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Common stock of Sonnet, at fair value	$50	$413
Chanticleer Investors, LLC, at cost	16	365
Total	$66	$778

Common stock of Sonnet

Upon consummation of the Merger discussed in Note 1, the Company received a warrant to purchase 2% of the common stock of Sonnet as part of the Merger Consideration. Amergent could not exercise the warrant until 180 days after the closing of the Merger.

The estimated fair value of the warrant to purchase 2% of the common stock of Sonnet (186,161 shares) was $1.6 million as of April 1, 2020 and was recognized as a capital contribution in accompanying 2020 consolidated and combined statement of stockholders’ deficit. The warrant had an exercise price of $0.01 per share and was exercisable beginning on September 28, 2020 through April 1, 2025. The estimated fair value of the warrant was determined based on the $8.76 closing stock price of a common share of Sonnet as of April 1, 2020, net of the $0.01 exercise price multiplied by the 186,161 shares issuable upon exercise of the warrant. This value is also equal to the value under the Black-Scholes option pricing model with the following inputs:

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

Shares were sold in 2021 and the Company received proceeds of $0.1 million. As of December 31, 2021, the remaining 122,064 shares of Sonnet common stock held by the Company were marked to market using the Sonnet closing trading price of $0.41 per share.

Chanticleer Investors, LLC

The Company invested $0.8 million during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC, which in turn held a 3% interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As a result, the Company’s effective economic interest in Hooters of America was approximately 0.6%. Effective June 28, 2019, Hooters of America closed on the sale of a controlling interest in the company. The consideration paid in the sale transaction was a combination of cash proceeds and equity in the newly formed company. The Company netted approximately $48,000 in cash upon the transaction and retained a non-controlling interest in the equity of the newly-formed company.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Hooters of America redeemed a portion of the Company’s ownership interest and paid $0.3 million to the Company in October 2021. After the redemption, the Company’s effective economic interest in Hooters of America was less than 1%.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)	December 31, 2021	December 31, 2020
Leasehold improvements	$5,511	$7,302
Restaurant furniture and equipment	2,768	2,133
Construction in progress	20	5
Office and computer equipment	33	125
Office furniture and fixtures	57	60
	8,389	9,625
Accumulated depreciation and amortization	(5,274)	(5,922)
	$3,115	$3,703

As discussed in Note 1, the COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The impact has varied by state/geographical area within the United States at various intervals since the pandemic has been declared. Accordingly, the operating results and cash flows at the store level have varied significantly leading to an analysis of impairment at the store level for each quarter end in 2021 and 2020, including December 31, 2021 and 2020. Several stores were permanently or temporarily closed during 2020 while others are operating at reduced capacity. Based on the assessment of recoverability, an impairment charge of $0.4 million and $0.8 million for property and equipment was recorded during the years ended December 31, 2021 and 2020, respectively.

Depreciation expense was $0.6 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

7. INTANGIBLE ASSETS, NET

GOODWILL

A rollforward of goodwill is as follows:

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Beginning balance	$8,591	$8,568
Acquisition of Pie Squared Holdings	51	—
Sale of Hooters UK	(820)	—
Foreign currency translation gain (loss)	(12)	23
Ending balance	$7,810	$8,591

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

On October 8, 2021, the Company, through its wholly-owned UK subsidiary, Chanticleer UK Group Limited, sold West End Wings LTD, the Company’s Hooters restaurant located in Nottingham, England, to Hard Four Consultancy Limited (UK) for the final purchase price of £0.4 million (approximately $0.6 million). The Company recognized a gain on sale of subsidiary of $0.1 million in the consolidated and combined statement of operations for the year ended December 31, 2021.

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following:

(in thousands)		December 31, 2021	December 31, 2020
Trademark, Tradenames:
American Roadside Burger	10 years	$561	$1,787
BGR: The Burger Joint	Indefinite	739	739
Little Big Burger	Indefinite	1,550	1,550
PizzaRev	5 years	410	—
		3,260	4,076
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	828	828
PizzaRev	5 years	410	—
		1,238	828
Franchise License Fees:
Hooters Pacific NW	20 years	—	74
Hooters UK	5 years	—	11
		—	85
Total intangibles at cost		4,498	4,989
Accumulated amortization		(1,369)	(1,945)
Intangible assets, net		$3,129	$3,044

Based on an analysis of the recoverability of the carrying value at each quarter end during 2021 and 2020, including December 31, 2021 and 2020, an impairment charge of approximately $0.3 million was recorded to trademark/tradenames for ABC: American Burger Company during the year ended December 31, 2021, and an impairment charge of approximately $0.2 million was recorded to trademark/tradenames for BRG: The Burger Joint during the year ended December 31, 2020. No other intangible assets were impaired during the years ended December 31, 2021 or 2020.

Amortization of intangible assets was $0.4 million for each of the years ended December 31, 2021 and 2020. Amortization expense for the next five years is as follows (in thousands):

Year ended December 31:
2022	$238
2023	164
2024	164
2025	164
2026	110
$840

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

8. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows:

(in thousands)	December 31, 2021	December 31, 2020
Convertible debt (a)	$4,038	$4,038
Convertible promissory note (measured at fair value) (b)	1,099	—
PPP loans (c)	4,109	2,109
EIDL loans (d)	300	300
UK Bounce Back loan (e)	—	68
Contractor note (f)	348	348
Notes payable (g)	—	27
Notes payable (h)	—	26
Total Debt	9,894	6,916
Less: discount on convertible debt (a)	(37)	(223)
Total Debt, net of discount	$9,857	$6,693

Current portion of long-term debt and notes payable	$3,264	$2,339
Long-term debt and notes payable, less current portion	$6,593	$4,354

(a)	In connection with and prior to the Spin-Off and Merger, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey and certain original holders of the 8% non-convertible debentures that were satisfied during 2020, the Company issued a 10% secured convertible debenture to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% secured convertible debenture is $4.0 million, payable in full on April 1, 2022, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. In March 2022, the maturity date was extended to April 2024. Interest is payable quarterly in cash. Prior to August 17, 2020, the 10% secured convertible debenture was convertible at any time by Oz Rey into common stock at the lower of $0.10 per share and the volume weighted average price on the last 10 trading days immediately prior to conversion. The 10% secured convertible debenture is also subject to adjustment if Amergent sells securities below this price (down round protection), among other triggers. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date.

Through August 16, 2020, Amergent did not have an adequate amount of authorized common stock to cover shares issuable upon exercise of the warrants and conversion of the 10% convertible notes. As such, the warrants were liability classified and the conversion feature was bifurcated from the host debt instrument and accounted for as a derivative and recorded as a liability in the accompanying consolidated and combined balance sheets through August 16, 2020, with the change in the liability for the warrants and the conversion feature from the April 1, 2020 issuance date through August 16, 2020 recorded in the accompanying consolidated and combined statement of operations.

The warrants issued had an estimated fair value of $0.9 million as of April 1, 2020 using a Monte Carlo simulation to determine the value. The fair value of the conversion feature was $11.2 million as of April 1, 2020 using a Monte Carlo simulation to determine the value. The estimated carrying value of the 10% convertible secured debentures without the conversion feature was $3.7 million, and with the conversion feature was $14.9 million.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

On August 17, 2020, the Company and Oz Rey amended the 10% secured convertible debenture to fix the conversion rate into common stock at $0.10 per share. Further, the amendment provides a limitation on Oz Rey’s ability to convert the debenture into common stock so that the conversion would not result in the issuance of common stock exceeding the amount of authorized shares. Oz Rey may, however, upon reasonable notice to the Company, require the Company to include in its proxy materials, for any annual meeting of shareholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. Oz Rey also agreed to waive any event of default under the debenture that occurred or existed prior to August 17, 2020. As a result of these modifications, the warrants are no longer liability classified and the conversion feature is no longer required to be bifurcated from the debt host as of the date of the amendment.

Through the date of the amendment, the warrants and the conversion feature were marked to fair value with the change in the liability recorded in the accompanying consolidated and combined statement of operations. The liabilities for the warrants and conversion feature were reclassified into additional paid in-capital at the amendment date. The estimated fair value of the warrants and conversion feature at August 16, 2020 were $0.9 million and $11.0 million, respectively. The change in value of these instruments from the issuance date through August 16, 2020 of ($11,000) and ($0.3 million) has been recorded as a component of other income (expense) and included in change in fair value of derivative liabilities in the accompanying consolidated statement of operations for the year ended December 31, 2020.

The exchange of the notes has been accounted for as an extinguishment of the 8% non-convertible notes with the difference in the carrying value of the 8% non-convertible notes, $4.0 million, and the fair value of the 10% convertible notes and warrants, $15.8 million, at the date of the exchange recorded as debt extinguishment expense of $11.8 million in the accompanying consolidated and combined statement of operations for the year ended December 31, 2020.

The Company recorded a debt discount of approximately $0.4 million for the difference between the face value of the 10% secured convertible debenture and the estimated fair value at the April 1, 2020 issuance date and is amortizing this discount over the two-year period of the notes. Amortization of $0.2 million and $0.1 million was recorded as interest expense during the years ended December 31, 2021 and 2020, respectively.

(b)	On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings pursuant to the Purchase Agreement (see Note 3). The purchase price was an 8% secured, convertible promissory note (“Note”) with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. Interest on the Note is due quarterly and $0.5 million of principal is due on August 30, 2022. Any remaining unpaid amount is due on August 30, 2023. The Company has elected to measure the Note at fair value, with changes being recognized in the consolidated and combined statement of operations. See Note 4 for additional information on the valuation of the Note as of December 31, 2021.

(c)	On April 27, 2020, Amergent received a PPP loan in the amount of approximately $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $0.1 million beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company had applied for loan forgiveness in the full amount of the loan, but the request was initially denied. The Company discussed the forgiveness request with the government agency that granted the loan and in March 2022, the U.S. SBA reversed its initial decision and will once again review the Company’s application for loan forgiveness. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

On February 25, 2021, the Company received a second PPP loan in the amount of $2.0 million. Amergent was not listed on a national securities exchange at the time of the loan application or funding. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $45,000 beginning June 25, 2022 through maturity. The loan may be forgiven if certain criteria are met. No assurance can be given as to the amount, if any, of forgiveness.

(d)	On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the U.S. SBA in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $0.3 million, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments of $1,462, including principal and interest, are due monthly. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the U.S. SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP loan. In March 2022, the U.S. SBA extended the deferral period for the EIDL payments for an additional 12 months. The Company’s installment payments will begin August 4, 2023.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

(e)	On November 24, 2020, Amergent received approximately $0.1 million through the Bounce Back Loan Scheme in the United Kingdom. The loan had a term of six years that could be extended to 10 years. No payments were required and no interest was accrued for the first 12 months after the loan was received. After the first year, the loan was to accrue interest at 2.5% per year. This loan was assumed by the buyer in 2021 in conjunction with the sale of the Hooters UK entity (see Note 7).

(f)	The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note had a balance of approximately $0.3 million as of both December 31, 2021 and 2020, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $0.4 million. The additional $0.1 million is included in accounts payable and accrued expenses at December 31, 2021 and 2020.

(g)	During September 2019 and October 2019, the Company entered into two merchant capital advances in the amount of approximately $46,000 and $0.1 million, respectively. The Company agreed to repay these advances through daily payments until those amounts were repaid with the specified interest rate per those agreements. These notes were fully repaid in 2021.

(h)	In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of approximately $9,600 and $0.2 million during 2018. The notes bore interest at 4% per year and were due within 12 months of each acquisition date. Principal and interest payments were due monthly, and the notes were fully repaid in 2021.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. The Company’s lender has provided a waiver of certain financial covenants through December 31, 2021.

Future minimum payments as of December 31, 2021 are as follows (in thousands):

Year ended December 31:
2022	$3,264
2023	1,033
2024	4,579
2025	547
2026	98
Thereafter	274
9,795
Less: discount on convertible debt	(37)
Add: fair value adjustment	99
9,857
Less: current maturities of long-term debt and notes payable	(3,264)
Long-term debt and notes payable	$6,593

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

(in thousands)	December 31, 2021	December 31, 2020
Accounts payable	$2,544	$3,752
Accrued expenses	1,955	1,437
Accrued taxes (VAT, sales, payroll, etc.)	2,149	3,356
Accrued interest	196	122
	$6,844	$8,667

As of December 31, 2021 and 2020, approximately $2.0 million and $3.0 million, respectively, of employee and employer taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest. Upon the advice of our tax professionals, we are paying the trust fund portion of the outstanding tax accruals which represents the portion of taxes withheld from our employees but not remitted to the taxing authorities. For our locations that have permanently closed, our tax liability after paying the trust fund balance is approximately $0.8 million and is recorded within accrued taxes on our consolidated and combined balance sheet as of December 31, 2021. The taxing authorities have indicated that we are still liable for these amounts, however, since the locations are permanently closed and have no assets, they will stop active collection procedures on these amounts.

10. INCOME TAXES

The income tax expense consists of the following:

(in thousands)	2021	2020
Foreign
Current	$38	$—
Deferred	36	(36)
Change in valuation allowance	(36)	36
U.S. Federal
Current	—	—
Deferred	575	5,766
Change in valuation allowance	(627)	(5,815)
State and local
Current	—	—
Deferred	61	(103)
Change in valuation allowance	71	159
	$118	$7

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The income tax expense using the statutory U.S. federal tax rate of 21% is reconciled to the Company’s effective tax rate as follows:

(in thousands)	2021	2020
Computed “expected” income tax benefit	$(580)	$(4,325)
State income taxes, net of federal benefit	61	(57)
Prior year true-ups and other deferred tax balances	1,329	25
Permanent items	25	2,500
Rate change	(169)	(142)
Other	45	(249)
Adjustment to NOLs due to Merger	—	8,350
Change in valuation allowance	(593)	(6,095)
	$118	$7

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets at December 31, 2021 and 2020 were:

(in thousands)	December 31, 2021	December 31, 2020
Net operating loss carryforwards	$6,582	$6,802
Capital loss carryforwards	387	369
Fixed assets and intangibles	750	1,119
Section 1231 loss carryforwards	—	40
Charitable contribution carryforwards	7	13
Section 163(j) limitation	848	789
Other	—	—
Restaurant start-up expenses	77	5
Accrued expenses	733	915
Credits	153	—
Contract liabilities	198	227
Total deferred tax assets	9,735	10,279

Deferred occupancy liabilities	(21)	(39)
Investments	(323)	(202)
Other	(18)	(31)
Total deferred tax liabilities	(362)	(272)

Net deferred tax assets	9,373	10,007
Valuation allowance	(9,523)	(10,116)
	$(150)	$(109)

As of December 31, 2021, the Company has U.S. federal and state net operating loss carryovers of approximately $25.2 million, which will expire at various dates beginning in 2031 through 2036 if not utilized, with exception of loss carryovers generated in tax years after 2017. As a result of Tax Cuts and Jobs Act of 2017 (“TCJA”), net operating losses generated in 2018 and beyond have indefinite lives. In accordance with Section 382 of the internal revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations. Quarterly ownership changes for the past three years were analyzed, and it was determined that there was no change of control as of December 31, 2021.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2020, the change in valuation allowance was approximately $(0.6) million and $(5.9) million respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between two positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing-authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the combined and consolidated statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. For the years ended December 31, 2021 and 2020, no interest or penalties were required to be reported.

The Company previously did not record a provision for taxes on undistributed foreign earnings, based on an intention and ability to permanently reinvest the earnings of its foreign subsidiaries in those operations. Under the TCJA, the Company has re-assessed its strategies by evaluating the impact of the TCJA on its operations. As a result of the TCJA, the Company analyzed if a liability needed to be recorded for the deemed repatriation of undistributed earnings. It was determined that there is no outstanding liability associated with this based on overall negative undistributed earnings (accumulated deficit) in the consolidated foreign group.

An additional provision of the TCJA is the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. Due to foreign losses in 2021 and 2020, the impact of GILTI on taxable income is nil.

11. STOCKHOLDER’S EQUITY

Redeemable Preferred Stock – Series 1

Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Preferred unit dividends of 37,518 shares were paid in 2020. In connection with the Merger, on April 1, 2020, all outstanding Series 1 Preferred units, comprised of shares of Series 1 Preferred and Series 1 Warrants, were redeemed and extinguished for their cash redemption price of $0.50 per unit. The difference between the carrying value of the Series 1 Preferred and the cash redemption amount of $0.2 million was recognized as a loss on extinguishment and included in other expense during the year ended December 31, 2020.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

2020 Bridge Financing

Pursuant to a Securities Purchase Agreement dated February 7, 2020, the Company sold 1,500 shares of a new series of convertible preferred stock of Chanticleer (the “Series 2 Preferred”) to an institutional investor for gross proceeds to the Company of $1.5 million less transaction costs of $0.1 million. In addition, pursuant to the original agreement with the investors, the Company issued 5-year warrants to purchase an aggregate of 350,000 shares of common stock to the investors at $1.25 per share. Each share of Series 2 Preferred has a stated value of $1,000. Upon issuance, the Company bifurcated and recorded, as a liability, an embedded derivative (more fully described below and in Note 12) in the amount of $0.5 million. The effective conversion price of the Series 2 Preferred after the bifurcation of the derivative resulted in a beneficial conversion feature of $0.7 million, which was then immediately recorded as a deemed dividend as the preferred stock is immediately convertible. In March 2020, an aggregate of 713 shares of Series 2 Preferred were converted into 1,426,849 shares of common stock. In connection with the Merger, all remaining outstanding shares of the Series 2 Preferred were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent, the shareholders of Chanticleer common stock received shares of Amergent on a 1 for 1 basis (spin-off shares) and received 1 share of Sonnet common stock for 26 shares of Chanticleer common stock held at the time of the Merger. At December 31, 2020, 787 shares of Series 2 Preferred Stock were outstanding.

On August 17, 2020, the Company and the holders of the Series 2 Preferred entered into a Waiver, Consent, and Amendment to the Certificate of Designations (the “Extension Agreement”) which included provisions for an extension of the True-Up Payment discussed below from August 7, 2020 to December 10, 2020, and permitted the shares of Amergent obtained by the investor in the Spin-off to be included in the determination of the True-Up Payment discussed below, with the Company paying all expenses incurred by the institutional investor in connection with the Extension Agreement and certain consideration for the institutional investor’s willingness to extend the date of the True-Up Payment. The consideration included $66,000 of cash and warrants to purchase 134,000 shares of the Company’s common stock with a value of $28,060 (see below).

On February 16, 2021, the Company and the holders of the Series 2 Preferred entered into a Waiver, Consent and Amendment to the Certificate of Designations (the “Waiver”). Pursuant to the Waiver, the Company filed the Second Amendment and Restated Certificate of Designations of Series 2 Convertible Preferred Stock (“Amended COD”) with the Delaware Secretary of State (i) providing for the extension of the True-Up Payment to April 1, 2021, (ii) providing for the deduction of proceeds to the original holders from sales of Series 2 Preferred for the True-Up Payment, and (iii) providing for a reduction in amount of cash subject to restriction as discussed below from $1.3 million to $0.9 million.

During the year ended December 31, 2021, the investors converted 637 shares of the Series 2 Preferred into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred to other investors. The shares sold to the investors no longer contain the True-Up Payment provision. The new investors converted 50 shares of Series 2 Preferred into 100,000 shares of common stock during May 2021, and 100 Series 2 Preferred remain outstanding at December 31, 2021.

The Series 2 Preferred is classified in the accompanying consolidated and combined balance sheets as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Designations, rights and preferences of Series 2 Preferred:

Stated value: Each share of Series 2 Preferred had a stated value of $1,000.

True-Up Payment: Amergent was required to pay the original holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred less the proceeds previously realized by the holder from the sale of all conversion and spin-off shares received by the original holder in Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares or spin-off shares on April 1, 2021 (which period was extended). The True-Up Payment was settled in July 2021 with a payment of $0.1 million, and the cash account is no longer subject to restriction for this matter.

The Company determined that the True-Up Payment constituted a “make-whole” provision as defined by U.S. GAAP that was required to be settled in cash and as such, was bifurcated from the host instrument, the Series 2 Preferred, and was accounted for as a derivative liability. The fair value of the derivative was estimated using a Monte Carlo model and a liability of $0.5 million was recorded at the Series 2 Preferred issuance date. The fair value at December 31, 2020 was a liability of $0.2 million. The $0.3 million decrease in the liability from the issuance date through December 31, 2020 is recorded as a component of the change in fair value of derivative liabilities in the accompanying consolidated and combined statement of operations for the year ended December 31, 2020. The $0.1 million decrease in the liability from December 31, 2020 until settlement in July 2021 is recorded as a component of the change in fair value of derivative liabilities in the accompanying consolidated and combined statement of operations for the year ended December 31, 2021.

Redemption: If the Merger was not completed within six months of issuance of the Series 2 Preferred, the Company would have been required to redeem all the outstanding Series 2 Preferred for 125% of the aggregate stated value of the Series 2 Preferred then outstanding plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations. Additionally, there are other triggering events, as defined, that can cause the Series 2 Preferred to be redeemable at the option of the holder, some of which are outside the control of the Company.

Conversion at option of holder/ beneficial ownership limitation The Series 2 Preferred is convertible at the option of holder at the lesser of (i) $1.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five day volume weighted average price of the common, provided the conversion price has a floor of $0.50 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like). Conversion is subject to a beneficial ownership limitation of 4.99%. This limitation was increased by the holder to 9.99% prior to the Merger.

Forced conversion: The Company had the right to require the holder to convert up to 1,400 shares of Series 2 Preferred upon delivery of notice three days prior to the Merger, subject to the beneficial ownership limitation and applicable Nasdaq rules. Unconverted shares of Series 2 Preferred automatically were exchanged for an equal number of shares of Series 2 Preferred in Amergent on substantially the same terms.

Liquidation preference: Upon any liquidation, dissolution or winding-up of the Company, the holder is entitled to receive out of the assets, whether capital or surplus, an amount equal to 125% of the stated value plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations, for each share of Series 2 Preferred before any distribution or payment to the holders of common stock.

Voting rights: The holder of Series 2 Preferred has the right to vote together with the holders of common stock as a single class on an as-converted basis on all matters presented to the holders of common stock and shall vote as a separate class on all matters presented to the holders of Series 2 Preferred. In addition, without the approval of the holder, the Company is required to obtain the approval of Series 2 Preferred, as is customary, for certain events and transactions not contemplated by the Merger.

Triggering events: Breach of Company’s obligations will trigger a redemption event.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Anti-dilution: The Series 2 Preferred provides for customary adjustments in the event of dividends or stock splits and anti-dilution protection. Concurrently with the Preferred Securities Purchase Agreement, the parties entered into a registration rights agreement (the “Preferred Registration Rights Agreement”). Pursuant to the Preferred Registration Rights Agreement, the Company was required to file a registration statement registering the conversion shares no later than 15 days from the closing of this transaction.

2020 Merger Transaction

As a result of the Merger, the following reflects the net equity contribution of Merger Consideration to the Company which reflects the gross proceeds received, offset of the direct costs incurred for the transaction, the difference between the redemption payment and carrying value of the Series 1 Preferred, and redemption of certain warrants.

The following is in thousands:

Contributed cash portion of Merger Consideration	$6,000
Contribution of Sonnet warrant portion of Merger Consideration	1,629
Transaction cost incurred	(588)
$7,041

Options and Warrants

The Company’s shareholders approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 400,010 were approved for grant. This Plan did not survive the Merger, and in connection with the Merger and Spin-Off, all restricted and unrestricted stock options were cancelled.

In March 2020, the Company lowered the strike price for certain warrants from within several classes of warrants to $0.50 as an inducement to incentivize the warrant holders to exercise their warrants. The Company accounted for the warrant inducement as a deemed dividend based on the difference in the Black-Scholes value of the warrants immediately before and immediately after the inducement. The significant assumptions used by the Company included common stock volatility of between 88% - 95%, risk free rate between 1.70% and 0.84%, a weighted average term between 6.5 and 8 years and the stock price of the Company as of the date of inducement. Based on the Black-Scholes values calculated the Company recorded a deemed dividend to additional paid in capital and retained earnings on the inducement of approximately $0.3 million and received proceeds from the warrants exercised of approximately $1.2 million.

In connection with the Merger and Spin-Off on April 1, 2020, 261,050 warrants were redeemed by the Company for $0.1 million and 525,554 warrants remained with the Company. Additionally, 3,275,200 warrants were issued, of which 2,925,200 warrants were issued with an exercise price ranging between $0.125 and $0.50 in connection with the issuance of the Company’s 10% convertible note agreement and 350,000 warrants with an exercise price of $1.25 were issued to the Company’s bridge financing investor.

On August 17, 2020, warrants for 134,000 shares of common stock were issued in connection with the extension of the True-Up Payment provision. See Note 12. The warrants are immediately exercisable at $1.25 per share and expire in August 2025. The value of these warrants was $28,060.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

A summary of the warrant activity during the year ended December 31, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2020	3,409,200	$0.34	8.6
Granted	—
Exercised	—
Forfeited/Other Adjustments	—
Outstanding at December 31, 2021	3,409,200	$0.34	7.6

Exercisable December 31, 2021	3,409,200	$0.34	7.6

At December 31, 2021, the outstanding warrants consisted of the following:

Date issued	Number of warrants	Exercise Price	Expiration Date
April 1, 2020	2,462,600	$0.125	April 1, 2030
April 1, 2020	462,600	$0.500	April 1, 2030
March 30, 2020	350,000	$1.250	March 30, 2025
August 17, 2020	134,000	$1.250	August 17, 2025
	3,409,200

See Note 14 for additional information on stock options.

12. DERIVATIVE LIABILITIES

The derivative liabilities at December 31, 2020 consisted of the True-Up Payment provision of the Series 2 Preferred (see Note 11). The True-Up Payment was settled in July 2021 with a cash payment of $0.1 million.

As discussed in Note 8(a), warrants were issued in connection with the 10% convertible note. The Company did not have an adequate amount of authorized common shares issuable upon exercise of the warrants and conversion of the 10% convertible note. As such, the warrants were liability classified and the conversion feature was bifurcated from the host debt instrument and both instruments were accounted for as derivatives. As a result of the amendment to the note discussed in Note 8(a), the warrant and conversion feature no longer required liability classification as of August 16, 2020 and were reclassified to equity.

The table presented below is a summary of changes in the fair market value of the Company’s Level 3 valuations for the years ended December 31, 2021 and 2020.

(in thousands)	True-Up Payment	Warrants	Debt Conversion Feature	Total
Balance at January 1, 2020	$—	$—	$—	$—
Inception of the instrument	529	935	11,231	12,695
Change in fair value during the period	(344)	(11)	(261)	(616)
Instruments no longer meeting liability classification	—	(924)	(10,970)	(11,894)
Balance at December 31, 2020	185	—	—	185
Change in fair value during the period	(119)	—	—	(119)
Settlement of derivative liability	(66)	—	—	(66)
Balance at December 31, 2021	$—	$—	$—	$—

Assumptions used in calculating the fair value of the warrants at the issuance date and as of August 16, 2020 include the following:

As of April 1, 2020
Stock price per share	$0.34
Term	10.0 years
Expected volatility	102%
Dividend yield	—%
Risk-free interest rate	0.62%

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

As of August 16, 2020
Stock price per share	$0.34
Term	9.63 years
Expected volatility	102%
Dividend yield	—%
Risk-free interest rate	0.51%

The Company also considered the probability, timing and amount of future capital raises.

Assumptions used in calculating the fair value of the convertible notes at the issuance date and as of August 16, 2020 include the following (amounts in thousands except conversion price data):

As of April 1, 2020
Face value	$4,038
Term	2.0 years
Expected volatility	120%
Risk-free interest rate	0.23%
Coupon	10.00%
Conversion price	$0.10
Credit spread	15.0%

As of August 16, 2020
Face value	$4,038
Term	1.63 years
Expected volatility	127%
Risk-free interest rate	0.23%
Coupon	10.00%
Conversion price	$0.10
Credit spread	15.0%

The Company also considered the probability, timing and amount of future capital raises.

Assumptions used in calculating the fair value of the True-Up Payment provision at the issuance date and as of December 31, 2020 include the following:

Issuance Date
Term	0.5 years
Expected volatility	83%
Dividend yield	—%
Risk-free interest rate	1.56%

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

December 31, 2020
Term	0.25 years
Expected volatility	89%
Dividend yield	—%
Risk-free interest rate	0.09%

13. COMMITMENTS AND CONTINGENCIES

Legal proceedings

Indemnification agreement and tail policy

On March 25, 2020, pursuant to the requirements of the Merger Agreement, Chanticleer, Sonnet and Amergent entered into an indemnification agreement (“Indemnification Agreement”) providing that Amergent will fully indemnify and hold harmless each of Chanticleer and Sonnet, and each of their respective, directors, officers, stockholders and managers who assumes such role upon or following the closing of the merger against all actual or threatened claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, administrative, investigative or otherwise, related to the Spin-Off Business prior to or in connection with its disposition to Amergent. The Indemnification Agreement will expire on March 25, 2026.

In addition, pursuant to Merger Agreement, prior to closing of the Merger, the Spin-Off Entity acquired a tail insurance policy in a coverage amount of $3.0 million, prepaid in full by the Spin-Off Entity, at no cost to the indemnitees, and effective for at least six years following the consummation of the disposition, covering the Spin-Off Entity’s indemnification obligations to the indemnitees (referred to herein as the “Tail Policy”). No claims have arisen to date and the Company does not anticipate that any potential liability would exceed the insured amount.

Litigation related to leased properties

During 2021 and 2020 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to seven sites of which four have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets. See Leases section below for discussion of past due rent on abandoned locations.

No amounts have been accrued as of December 31, 2021 and December 31, 2020 in the accompanying consolidated and combined balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of December 31, 2021, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Amergent Hospitality Group, Inc. and Subsidiaries

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

Related to the adoption of Leases Topic 842, our policy elections were as follows:

Short-term policy

The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are not recorded on the balance sheet.

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	Classification	December 31, 2021	December 31, 2020
Right-of-use assets	Operating lease assets	$8,021	$9,529

Current lease liabilities	Current operating lease liabilities	$4,599	$4,209
Non-current lease liabilities	Long-term operating lease liabilities	8,644	10,678
		$13,243	$14,887

Lease term and discount rate are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	6.7	7.7
Weighted average discount rate	8.1%	10.0%

COVID-19 has negatively impacted operating results and cash flows at significantly varying amounts at the store level. Several stores were permanently closed during the year ended December 31, 2020 while others operated at a reduced capacity. Based on an assessment of the recoverability of the right-of-use asset as of December 31, 2021, an impairment charge of $0.7 million was recorded during the year then ended. Based on an assessment of the recoverability of the right-of-use asset as of December 31, 2020, impairment charges of $0.5 million were recorded during the year then ended.

During the year ended December 31, 2021, $0.4 million of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic. At December 31, 2021, the Company had lease liabilities of $3.1 million related to abandoned leases. These lease liabilities are presented as part of current operating lease liabilities.

During the year ended December 31, 2020, $0.5 million of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic. At December 31, 2020, the Company had lease liabilities of $3.1 million related to abandoned leases. These lease liabilities are presented as part of current operating lease liabilities.

Rent expense of approximately $2.4 million was incurred during the year ended December 31, 2021, of which approximately $0.1 million was variable. Rent expense of approximately $2.5 million was recognized during the year ended December 31, 2020, of which approximately $0.1 million was variable.

PPP loans

The Company received two PPP loans totaling $4.1 million, which were established under the CARES Act and administered by the U.S. SBA. The application for the PPP loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan requests necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account current business activity and the Company’s ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of funds from the PPP loans and forgiveness of the PPP loans is dependent on the Company having initially qualified for the PPP loans and qualifying for the forgiveness of such PPP loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP loans. There is no assurance that the Company’s obligation under the PPP loans will be forgiven. If the PPP loans are not forgiven, the Company will need to repay the PPP loans over the applicable deferral period.

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

Presently, the U.S. SBA and other governmental communications have indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete. If the U.S. SBA determines that the PPP loans were not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would need to repay some or all of the PPP loans and record additional expense which could have a material adverse impact on the business, financial condition and results of operations in a future period. See Note 8 for additional information regarding the PPP loan forgiveness process.

RRF

As discussed in Note 3, Pie Squared Holdings received an approximately $10.0 million grant under the RRF and the Company assumed the risks and rewards related to the grant through the acquisition of Pie Squared Holdings. If it is determined that Pie Squared Holdings obtained the grant improperly or the disbursement of such grant monies was not for “eligible uses,” then the Company would be responsible for the ramifications of such actions including repayment of the $10.0 million of grant monies, among other items. See Note 3 for further discussion.

14. SHARE-BASED COMPENSATION

In August 2021, the Company adopted the 2021 Inducement Plan (“the Plan”). Under the 2021 Inducement Plan, the Company can grant stock options and stock awards. There are 500,000 shares of common stock reserved for issuance under the Plan. As of December 31, 2021, 50,000 shares remained available for future grants.

In November 2021, the Company adopted the 2021 Equity Incentive Plan (the “Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options and stock awards. The stockholders of the Company approved the Incentive Plan on December 30, 2021. There are 2,000,000 shares of common stock reserved for issuance under the Incentive Plan. As of December 31, 2021, 2,000,000 shares remained available for future grants.

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

The Company recorded share-based compensation expense of $47,793 in general and administrative expenses during the year ended December 31, 2021.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the year ended December 31, 2021 were as follows:

Volatility	90.00%
Risk free rate	0.66%
Expected term	2.54 years
Dividend yield	—%

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The following table summarizes the share-based award activity for the periods presented:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2020	-	$-	-
Granted	450,000	$1.38
Outstanding at December 31, 2021	450,000	$1.38	4.6
Exercisable at December 31, 2021	175,000	$2.22	4.6
Vested and expected to vest at December 31, 2021	450,000	$1.38	4.6

The weighted average fair value of share-based awards granted during the year ended December 31, 2021 was $0.15. As of December 31, 2021, the unrecognized compensation cost related to outstanding share-based awards was approximately $49,000 and is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the consolidated and combined financial statements were available to be issued, and there are no other items requiring disclosure except the following and the items discussed in Note 8 with respect to debt and notes payable.

In March 2022, the Company terminated its international Master Franchise Agreement. The Master Franchisee had not met the requirements in the agreement and all international stores had been closed. The Master Franchisee notified the Company that it would not be reopening these stores. The Company recorded $0.7 million in cancellation income in the first quarter of 2022.

In March 2022, the Company received a dividend from its investment in Hooters of America of approximately $0.1 million.

In March 2022, the Company entered into an 8% senior unsecured convertible debenture and warrant financing arrangement from which the Company has received $1.3 million in bridge financing.

In February and March 2022, eight of Company-owned stores received $0.3 million in cash under notes payable to Toast Capital Loans. The terms of the notes require payment of 13.2% of daily credit card sales of the eight stores until the notes are paid in full. The terms of the notes are 270 days and the implied intertest rate is 12.75% per year.

In February 2022, the Company settled outstanding accounts with a supplier in the amount of $0.3 million for an agreed amount of $0.08 million. The Company recorded $0.2 million in other income in the first quarter of 2022.

16. RESTATEMENTS OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

The Company, while undergoing the audit of its consolidated and combined financial statements as of December 31, 2021 and for the year then ended, determined that it had over-depreciated assets from January 1, 2021 through September 30, 2021 and had incorrectly stated the UK subsidiary’s balances as of and for the three and six month periods ended June 30, 2021 and for the three months ended September 30, 2021. This impacted the previously reported amounts for cash, property and equipment, intangible assets, accounts payable and accrued expenses, restaurant sales, restaurant cost of sales, restaurant operating expenses, and depreciation and amortization, among other line items in the condensed consolidated and combined interim financial statements.

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Balance Sheets as of March 31, 2021, June 30, 2021, and September 30, 2021, had the adjustments been made in the corresponding quarters:

	March 31, 2021
(in thousands)	As reported	Adjustment	As restated
Property and equipment, net	$3,172	$136	$3,308
Accumulated deficit	$(97,136)	$136	$(97,000)

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

	June 30, 2021
(in thousands)	As reported	Adjustment	As restated
Cash	$2,083	$179	$2,262
Accounts and other receivables	$157	$5	$162
Inventories	$154	$9	$163
Property and equipment, net	$2,908	$272	$3,180
Intangible assets, net	$2,541	$(1)	$2,540
Accounts payable and accrued expenses	$8,168	$159	$8,327
Accumulated deficit	$(96,869)	$306	$(96,563)

	September 30, 2021
(in thousands)	As reported	Adjustment	As restated
Property and equipment, net	$3,002	$408	$3,410
Accumulated deficit	$(96,963)	$408	$(96,555)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Operations for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021, had the adjustments been made in the corresponding quarters:

	Three Months Ended March 31, 2021
(in thousands except per share data)	As reported	Adjustment	As restated
Depreciation and amortization	$368	$(136)	$232
Operating (loss) income	$(2,790)	$136	$(2,654)
Consolidated and combined net (loss) income	$(2,713)	$136	$(2,577)
Net (loss) income attributable to Amergent Hospitality Group, Inc.	$(2,548)	$136	$(2,412)
Net (loss) income attributable to Amergent Hospitality Group, Inc. per common share, basic and diluted	$(0.18)	$0.01	$(0.17)

	Three Months Ended June 30, 2021
(in thousands except per share data)	As reported	Adjustment	As restated
Restaurant sales, net	$4,738	$479	$5,217
Restaurant cost of sales	$1,435	$182	$1,617
Restaurant operating expenses	$3,180	$275	$3,455
General and administrative expenses	$1,194	$14	$1,208
Depreciation and amortization	$362	$(135)	$227
Operating income	$256	$143	$399
Other income	$144	$27	$171
Consolidated and combined net income	$327	$170	$497
Net income attributable to Amergent Hospitality Group, Inc.	$267	$170	$437
Net income attributable to Amergent Hospitality Group, Inc. per common share, basic	$0.02	$0.01	$0.03
Net income attributable to Amergent Hospitality Group, Inc. per common share, diluted	$0.01	$0.01	$0.02

	Three Months Ended September 30, 2021
(in thousands except per share data)	As reported	Adjustment	As restated
Restaurant sales, net	$6,106	$(479)	$5,627
Restaurant cost of sales	$2,032	$(182)	$1,850
Restaurant operating expenses	$3,675	$(275)	$3,400
General and administrative expenses	$1,395	$(14)	$1,381
Depreciation and amortization	$351	$(137)	$214
Operating income	$137	$129	$266
Other income (expense)	$18	$(27)	$(9)
Consolidated and combined net (loss) income	$(89)	$102	$13
Net (loss) income attributable to Amergent Hospitality Group, Inc.	$(94)	$102	$8
Net (loss) income attributable to Amergent Hospitality Group, Inc. per common share, basic and diluted	$(0.01)	$0.01	$0.00

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Operations for the six months ended June 30, 2021, had the adjustments been made in the corresponding quarter:

	Six Months Ended June 30, 2021
(in thousands except per share data)	As reported	Adjustment	As restated
Restaurant sales, net	$9,182	$479	$9,661
Restaurant cost of sales	$2,751	$182	$2,933
Restaurant operating expenses	$6,426	$275	$6,701
General and administrative expenses	$2,361	$14	$2,375
Depreciation and amortization	$730	$(271)	$459
Operating (loss) income	$(2,533)	$279	$(2,254)
Other income	$147	$27	$174
Consolidated and combined net (loss) income	$(2,386)	$306	$(2,080)
Net (loss) income attributable to Amergent Hospitality Group, Inc.	$(2,282)	$306	$(1,976)
Net (loss) income attributable to Amergent Hospitality Group, Inc. per common share, basic and diluted	$(0.15)	$0.02	$(0.13)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Operations for the nine months ended September 30, 2021, had the adjustments been made in the corresponding quarter:

	Nine Months Ended September 30, 2021
(in thousands except per share data)	As reported	Adjustment	As restated
Depreciation and amortization	$1,081	$(408)	$673
Operating (loss) income	$(2,397)	$408	$(1,989)
Consolidated and combined net (loss) income	$(2,475)	$408	$(2,067)
Net (loss) income attributable to Amergent Hospitality Group, Inc.	$(2,376)	$408	$(1,968)
Net (loss) income attributable to Amergent Hospitality Group per common share, basic and diluted	$(0.16)	$0.03	$(0.13)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated and Combined Interim Statements of Cash Flows for the six months ended June 30, 2021, had the adjustments been made in the corresponding quarter:

	Six Months Ended June 30, 2021
(in thousands)	As reported	Adjustment	As restated
Net cash flows from operating activities	$(1,346)	$179	$(1,167)
Net increase in cash and restricted cash	$595	$179	$774

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2021, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2021 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2020 that has not been fully remediated by the end of this period.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in its internal control over financial reporting:

●	We identified a deficiency related to our financial close process including maintaining a sufficient complement of personnel commensurate with our accounting and financial reporting requirements, as well as development and extension of controls over the recording of closing journal entries, accounting for business combinations, contingencies and proper cut-off of accounts payable and accrued expenses at period end.

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

ITEM 9B. OTHER INFORMATION

In March 2022, the Company commenced a private placement of up to $3.0 million of 8% senior unsecured convertible debentures (“8% Debentures”) and warrants (“Warrants”). As of the date hereof, the Company sold $1.3 million of the 8% Debentures and Warrants to purchase 1,300,000 shares of common stock of the Company to accredited investors. Gross proceeds to the company, after deduction of fees and expenses were approximately $1.25 million.

The purchase agreement includes standard representations, warranties and covenants of the Company and purchasers. The purchase agreement also provides for the payment by the Company customary penalties and liquidated damages in the event of legend removal failure.

The 8% Debentures mature 18 months after issuance and are subject to acceleration in the event of customary events of default. The 8% Debentures may be converted by holders at any time at fixed conversion price of $0.40. Each whole Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share for a period of five years. Conversion of the 8% Debentures and exercise of the Warrants is subject to customary beneficial ownership limitations of 4.99% that may be waived at the option of each holder upon 61 days’ notice to the Company.

Holders have piggyback registration rights with respect to the shares underlying the 8% Debentures and Warrants (“Registrable Securities”). After the earlier of maturity date of the 8% Debentures or the one year anniversary of the date 100% of the 8% Debentures have been converted into common stock, holders of 51% of Registrable Securities then outstanding may request registration under the Securities Act of 1933, as amended (the “Securities Act”) of all or any portion of their Registrable Securities on Form S-3, if available, or Form S-1, provided Form S-3 is not available.

In connection with the transaction, Oz Rey, LLC agreed to subordinate payment of its 10% senior secured convertible debenture to payment of the 8% Debentures. Oz Rey, LLC receives a fee equal to two percent (2.0%) of the principal amount of the 8% Debentures issued in the transaction as well as a one-time payment of $15,000 for legal fees and expenses.

The 8% Debentures, the Warrants and the shares of common stock underlying the 8% Debentures and Warrants have not been registered under the Securities Act, pursuant to a registration statement and have been instead offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Our bylaws give the board authority to expand or reduce the number of available board seats between five and nine, provided reduction may not be implemented below number of occupied seats. For as long as Oz Rey, LLC holds 10% debentures, it has the right, but not the obligation, to appoint two directors to Amergent’s board. Amergent agreed that its board or Governance Committee, if it has one, will re-nominate the appointees as a directors at annual meetings and recommend that stockholders vote “for” such appointees at annual meetings. All proxies given to management will also vote in favor of such Appointees. This right to designate the appointees will be subject to Nasdaq Listing Rules in the event Amergent seeks listing on one of the exchanges of the Nasdaq Stock Market. Oz Rey, LLC has not yet submitted any appointees to Amergent.

DIRECTORS

Name	Age	Position

Michael D. Pruitt	61	Chairman, Chief Executive Officer
Frederick L. Glick	56	Director, President
Keith J. Johnson	62	Director, Chairman of Audit Committee, Member Compensation Committee
Neil G. Kiefer	70	Director, Chairman of Compensation Committee Member of Nominating and Governance Committee
J. Eric Wagoner	69	Director, Chairman of Nominating and Governance Committee Member of Audit Committee

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

Keith J. Johnson is the Chief Financial Officer of Watertech Equipment & Sales. He served as the Manager of Business Development for Hudson Technologies from November 2012 through September 2013. From August 2010 through November 2012, Mr. Johnson was President of Efficiency Technologies, Inc., the wholly-owned operating subsidiary of Efftec International, Inc. He was the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina since 2004. Mr. Johnson has a BS in Accounting from Fairfield University in Fairfield, Connecticut. Mr. Johnson served on the board of directors of Chanticleer from April 2007 through March 31, 2020 and also served as the Chairman of its Audit Committee and a member of its Compensation Committee. Mr. Johnson was asked to serve as director based in part on his financial expertise and general proven success in business.

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

EXECUTIVE OFFICERS

Name	Age	Position

Michael D. Pruitt	61	Chairman and Chief Executive Officer

Frederick L. Glick	56	President

Stephen J. Hoelscher	62	Chief Financial Officer

Biographies for Mr. Pruitt and Mr. Glick are included with the director profiles above. Messrs. Pruitt and Glick were appointed to their respective positions concurrently with the Merger and Spin-Off.

Stephen J. Hoelscher was appointed Chief Financial Officer on January 19, 2021. Mr. Hoelscher is a Certified Public Accountant and has 40 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the Chief Financial Officer for Mastodon Ventures, Inc., a strategic restaurant advisory firm in Austin, Texas since June 2000. Mr. Hoelscher oversaw investments in a number of companies owning a variety of restaurant assets including over 100 KFC restaurants, and various other fast casual, casual, fine dining, franchisee and franchisor concepts. Mr. Hoelscher previously occupied the roles Chief Financial Officer and Chief Accounting Officer at two public companies, serving as Chief Financial Officer and a member of the Board of Directors of Anpath Group Inc., from 2006 to 2015, and as Chief Financial Officer on part-time basis for Enxnet Inc., from 2004 to 2019. Mr. Hoelscher also served as controller and Chief Accounting Officer for Aperian from 1996 to 2000. Mr. Hoelscher serves on several board of directors for non-profit organizations. He received a Bachelor of Business Administration Degree from West Texas A&M University.

Mr. Hoelscher’s engagement with Amergent is on a part-time basis. Mr. Hoelscher serves as an officer of entities affiliated with Oz Rey, LLC (holder of Amergent’s 10% secured convertible debenture in the principal amount of $4.0 million). Oz Rey, LLC’s debenture is secured by a first priority interest in Amergent’s assets and guaranteed by all of Amergent’s subsidiaries. Mr. Hoelscher serves as (a) a Manager and also the Chief Financial Officer of Oz Rey, LLC; (b) Chief Financial Officer of Mastodon Ventures, Inc., an affiliate of Oz Rey, LLC; and (c) as Manager and Chief Financial Officer of MV Amanth LLC and its subsidiaries, also affiliates of Oz Rey, LLC. Mr. Hoelscher may engage in other positions and pursuits from time to time during his employment; provided however, Mr. Hoelscher will notify the Company in advance of accepting new positions or embarking on new pursuits.

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

Corporate Governance

Audit Committee of the Board

The Audit Committee was formed on July 6, 2020. Messrs. Johnson and Wagoner serve on the Audit Committee. Mr. Johnson is the chairman of the Audit Committee. The board has determined that each member of our Audit Committee is an “independent director” as defined by Rule 5605(a)(2) of The Nasdaq Stock Market Rules and that members of the Audit Committee are independent under the additional requirements of Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”). The board has determined J. Eric Wagoner meets SEC requirements of an “audit committee financial expert” within the meaning of the Sarbanes Oxley Act of 2002, Section 407(b). In addition, the board determined that (i) none of the Audit Committee members have participated in the preparation of the financial statements of the company at any time during the past three years and (2) Audit Committee members are able to read and understand fundamental financial statements. Additionally, we intend to continue to have at least one member of the Audit Committee whose experience or background results in the individual’s financial sophistication. The Audit Committee charter is posted on our website at www.amergenthg.com.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Amergent under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2021, none of our officers or directors filed a late Form 3 and Frederick L. Glick filed one late Form 4 representing one transaction. None of our officers or directors filed Form 5.

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Practices

The responsibilities of the Compensation Committee include overseeing the evaluation of executive officers (including the Chief Executive Officer) of the Company, determining the compensation of executive officers of the Company, and overseeing the management of risks associated therewith. The Compensation Committee determines and approves the Chief Executive Officer’s compensation. The Compensation Committee also administers the Company’s equity-based plans and makes recommendations to the board with respect to actions that are subject to approval of the board regarding such plans.

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

Process for Setting Executive Compensation; Factors Considered

When making pay determinations for named executive officers, the Compensation Committee will consider a variety of factors including, among others: (1) actual Company performance as compared to pre-established goals, (2) individual executive performance and expected contribution to our future success, (3) changes in economic conditions and the external marketplace, (4) prior years’ bonuses and long-term incentive awards, and (5) in the case of executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer, and in the case of our Chief Executive Officer, his negotiations with our board. No specific weighting is assigned to these factors nor are particular targets set for any particular factor. Ultimately, the Compensation Committee will use its judgment and discretion when determining how much to pay our executive officers and will sets the pay for such executives by element (including cash versus non-cash compensation) and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company’s long-term objectives.

Summary Compensation Table

The information included in the Summary Compensation Table below reflects compensation earned from Amergent during the fiscal years ended December 31, 2021 and 2020 by each person serving in capacities of a named executive officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Michael D. Pruitt	2021	$287,003	—	—	—	$287,003
Chief Executive Officer	2020	$287,003	—	—	—	$287,003

Frederick L. Glick	2021	$275,000	—	—	—	$275,000
President	2020	$260,291	—	—	—	260,291

Stephen J. Hoelscher (1)	2021	$112,192	—	—	—	$112,192
Chief Financial Officer	2020	$—	—	—	—	$—

(1)	Mr. Hoelscher was appointed to serve as Chief Financial Officer effective January 19, 2020.

Employment Agreements

Frederick L. Glick, President

On July 9, 2021 we entered into an at-will amended and restated employment agreement with Frederick L. Glick, which agreement induced Mr. Glick to continue to serve Amergent in the office of President and governs the terms of his continued employment, commencing July 1, 2021 and terminating June 30, 2024. Mr. Glick receives a base salary of $250,000, which salary increases 2.5% on each of July 1, 2022 and July 1, 2023. Mr. Glick will also receive a $25,000 signing bonus. Mr. Glick has the opportunity to earn bonuses based on set metrics forth in the agreement as well as an annual discretionary bonus. The agreement contains restrictions on the use of confidential information as well as protective covenants governing non-solicitation of customers and employees protecting Amergent’s trade secrets. Mr. Glick is entitled to customary severance benefits afforded executive officers in the event of termination by Amergent without cause or by Mr. Glick without good reason (including by reason of “Change in Control”, as defined in the agreement). The agreement further includes a garden leave period, which may be invoked at Amergent’s discretion.

Mr. Glick received equity compensation pursuant to the company’s 2021 Inducement Plan adopted by the board of directors. The plan reserved 500,000 shares of common stock for grant to Mr. Glick under his agreement. Mr. Glick received a grant of 50,000 shares of unrestricted common stock. He also received non-qualified options to purchase up to 450,000 shares of common stock, subject to vesting schedules and pricing set forth in his agreement and in compliance with applicable law.

The Compensation Committee of Amergent’s board comprised of independent directors recommended adoption of the agreement and plan to the board of directors.

Stephen J. Hoelscher, Chief Financial Officer

On February 4, 2021 we entered into an at will employment agreement and non-solicitation and confidentiality agreement with Stephen J. Hoelscher, which agreements govern the terms of the engagement of Mr. Hoelscher as Amergent’s new Chief Financial Officer. Either party may terminate the employment agreement with or without cause and with or without advance notice, at any time. Mr. Hoelscher receives a base salary of $120,000 and has the opportunity to earn an annual bonus of $30,000 based on metrics to be determined by the board of directors of Amergent. The non-solicitation and confidentiality agreement contains customary restrictions on the use of confidential information, protecting Amergent’s trade secrets, as well as protective covenants governing non-solicitation of customers and employees and restricting interference with Amergent’s business.

Patrick Harkleroad, Former Chief Financial Officer

On December 1, 2020, we accepted the resignation of Patrick Harkleroad from the position of Chief Financial Officer, effective December 31, 2020, which resignation was contingent upon the waiver by the board of the 90 day notice requirement for non-renewal under his employment agreement. His was assigned to Amergent April 1, 2020 in conjunction with Amergent’s spin-off from Chanticleer. Mr. Harkleroad agreed to continue to provide support to Amergent in a consulting capacity to assist with the transition of his duties in 2021.

On March 26, 2021, we entered into a separation and release agreement with Mr. Harkleroad. Pursuant to the Agreement, Mr. Harkleroad was paid $15,000 for transition services through March 31, 2021. Amergent reaffirmed its indemnification obligations to Mr. Harkleroad in the Agreement, pursuant to the terms of that certain Indemnification Agreement by and between the parties dated July 10, 2020. The Agreement also contains customary general releases by the parties as well as confidentiality, non-disparagement and cooperation provisions.

Change-in-Control Provisions

Except as described above concerning Frederick L. Glick’s employment agreement, no other officers have agreements with change-in-control provisions.

Director Compensation Table

The following table reflects compensation earned for services performed in 2021 by members of Amergent’s board who were not employees. The 2021 director fees are accrued and unpaid. Any director who is also an employee does not receive any compensation for service as a director. The compensation received by Messrs. Pruitt and Glick as employees is shown above in the Summary Compensation Table. Amergent reimbursed all directors for expenses incurred in their capacity as directors.

Name	Director Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Total

Keith J. Johnson	$28,000	—	—	$28,000

Neil G. Kiefer	$28,000	—	—	$28,000

J. Eric Wagoner	$28,000	—	—	$28,000

(1)	Director fees earned in 2021 are accrued and unpaid.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2021:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Fredrick J. Glick, President	150,000	—	$2.50	8/1/2026	—	—	—	—
Fredrick J. Glick, President	100,000	100,000	$0.56	8/1/2026	50,000	$20,000	—	—
Fredrick J. Glick, President	100,000	100,000	$0.81	8/1/2026	100,000	40,000	—	—
Fredrick J. Glick, President	100,000	100,000	$1.08	8/1/2026	100,000	40,000	—	—
Totals	450,000	300,000			250,000	$100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of April 13, 2022 by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;
●	each of our Named Executive Officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Amergent Hospitality Group, Inc., PO Box 460695 Charlotte, NC 28247. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying warrants, options or other convertible securities held by such persons that are exercisable within 60 days of April 8, 2021 but excludes shares of common stock underlying warrants, options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of March 17, 2021 was 14,541,120. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Michael D. Pruitt (1)	102,367	*
Frederick L. Glick (2)	550,764	*
Stephen J. Hoelscher	—	*
Keith J. Johnson	45,569	*
Neil G. Kiefer (3)	40,091	*
J. Eric Wagoner (4)	41,336	*
Directors and Executive Officers as a Group (6 persons)	780,127	4.83%
Oz Rey, LLC (5)	725,601	4.99%
Arena Funds (6)	1,492,000	9.05%
NY Farms Group, Inc. (7)	950,060	6.05%

* less than 1%

(1) Includes 45,529 shares held directly by Mr. Pruitt’s individual IRA account; 21,876 shares held directly, and 34,962 shares held directly by Avenel Financial Group. Mr. Pruitt exercises voting and dispositive control over these shares.

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

(5) 10% Secured Convertible Debenture and Warrant held by Oz Rey, LLC subject to 4.99% beneficial ownership blocker. The address for Oz Rey, LLC is 918 Congress Avenue, Suite 100, Austin, Texas 78701.

(6) Arena Funds collectively are made up of the following holdings:

●	Arena Origination Co., LLC holds 231,679 shares
●	Arena Special Opportunities Funds L.P. holds 152,321 shares
●	Westaim Origination Holdings, Inc holds 231,679 shares
●	Arena Special Opportunities Fund (Onshore) L.P. holds 152,321 shares
●	Arena Investors, LP holds 384,000 shares
●	Arena Investors GP, LLC holds 340,000 shares

The address for Arena Funds is c/o Arena Investors LP, 405 Lexington Avenue, 59th Floor, New York, New York 10174.

(7) The address for NY Farms Group, Inc. is 98 Cutter Mill Rd, Great Neck, NY 11021.

Securities Authorized for Issuance under Equity Compensation Plans

Plan not Approved by Stockholders

The 2021 Inducement Plan was adopted by the board of directors on July 8, 2021, and amended on July 27, 2021, to provide incentive compensation to Frederick L. Glick pursuant to his Amended and Restated Employment Agreement effective July 1, 2021. The 2021 Inducement Plan was registered on Form S-8.

The board of directors of Amergent, upon recommendation of the Compensation Committee, granted and issued the equity awards set forth below to Mr. Glick under the 2021 Inducement Plan:

●	Fifty thousand (50,000) unrestricted shares of the Corporation’s common stock, $0.0001 par value (shares of the Corporation’s common stock referred to herein as “Shares”);

●	Fully vested 5-year stock options to purchase 150,000 shares at an exercise price of $2.50 per Share; and

●	5-year stock options to purchase an aggregate of 300,000 Shares, 100,000 of which are exercisable at $0.56 per Share, 100,000 of which are exercisable at $0.81 per Share, and 100,000 of which are exercisable at $1.08 per Share. These option awards vest in twelve equal installments, the first installment vesting immediately and the remaining installments vesting on each of October 1, 2021, January 1, 2022, April 1, 2022, July 1, 2022, October 1, 2022, January 1, 2023, April 1, 2023, July 1, 2023, October 1, 2023, January 1, 2024, and April 1, 2024. These option awards further vest based on exercise price, with lower priced options vesting first.

We issued an unrestricted stock award agreement and nonstatutory option award agreements to Frederick L. Glick evidencing the grants.

Plan Approved by Stockholders

On December 30, 2021, the 2021 Incentive Plan for issuance of up 2,000,000 shares was approved by our stockholders. We intend to register the 2021 Incentive Plan on Form S-8 after we file this Annual Report on Form 10-K. No awards have yet been granted under the 2021 Incentive Plan.

The following table provides information, as of December 31, 2021, with respect to equity securities authorized for issuance under compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in
Plan Category	(a)	(b)	Column (a)
Equity compensation plans approved by security holders	—	$—	2,000,000
Equity compensation plans not approved by security holders	450,000	1.38	—
TOTAL	450,000	$1.38	2,000,000

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

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. Our Governance Committee is comprised of Messrs. Kiefer and Wagoner. Mr. Wagoner serves as Chairman. The board of directors has determined both of the members of the Governance Committee are independent under the rules of the Nasdaq Stock Market, LLC. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum. The terms obtained or consideration that we pay or receive, as applicable, in connection with related party transactions are considered for approval if they are comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. Related party transactions are transactions in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Except as set forth below, we have not engaged in related party transactions since the beginning of fiscal 2021 and there are no currently proposed related party transactions.

Oz Rey, LLC

In connection with the private financing transaction of up to $3.0 of 8% Debentures and Warrants, Oz Rey, LLC agreed to subordinate payment of its 10% senior secured convertible debenture to payment of the 8% Debentures. Oz Rey, LLC receives a fee equal to two percent (2.0%) of the principal amount of the 8% Debentures issued in the transaction as well as a one-time payment of $15,000 for legal fees and expenses.

Oz Rey, LLC further agreed to extend the maturity date of its 10% secured convertible debenture to April 1, 2024.

Stephen J. Hoelscher

Stephen J. Hoelscher was appointed Chief Financial Officer on January 19, 2021. Mr. Hoelscher’s engagement with Amergent is on a part-time basis. Mr. Hoelscher serves as an officer of entities affiliated with Oz Rey, LLC. Mr. Hoelscher’s engagement with Amergent is on a part-time basis. Mr. Hoelscher serves as an officer of entities affiliated with Oz Rey, LLC (holder of Amergent’s 10% secured convertible debenture in the principal amount of $4.0 million). Oz Rey, LLC’s debenture is secured by a first priority interest in Amergent’s assets and guaranteed by all of Amergent’s subsidiaries. Mr. Hoelscher serves as (a) a Manager and also the Chief Financial Officer of Oz Rey, LLC; (b) Chief Financial Officer of Mastodon Ventures, Inc., an affiliate of Oz Rey, LLC; and (c) as Manager and Chief Financial Officer of MV Amanth LLC and its subsidiaries, also affiliates of Oz Rey, LLC. Mr. Hoelscher may engage in other positions and pursuits from time to time during his employment; provided however, Mr. Hoelscher will notify the Company in advance of accepting new positions or embarking on new pursuits.

DIRECTOR INDEPENDENCE

Our board determined that Messrs. Johnson, Kiefer and Wagoner are “independent directors” as defined under Nasdaq rules.

As of the date of this Report, our board has five directors and the following three standing committees: an Audit Committee, a Compensation Committee, and a Governance Committee. The board determined through 2021, that each of Messrs. Johnson, Kiefer and Wagoner is an “independent director” as defined by Rule 5605(a)(2) of The Nasdaq Stock Market Rules (the “Nasdaq Rules”). Independence of board members is re-evaluated by the board annually.

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship between Amergent and one of our executive officers, directors, director nominees or 5% or greater stockholders (or their immediate family members), each of whom we refer to as a “related person,” in which such related person has a direct or indirect material interest. If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. Our Governance Committee is comprised of Messrs. Kiefer and Wagoner. Mr. Wagoner serves as Chairman. The board of directors has determined that both members of the Governance Committee are independent under the Nasdaq rules. If practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees for professional services rendered by Cherry Bekaert LLP, the Company’s (and Chanticleer’s prior to the Merger) independent registered public accounting firms, for each of the respective last two fiscal years:

Fee Category	2021	2020
Audit Fees	$521,023	$512,033
Audit-Related Fees	21,592	67,650
Tax Fees	—	—
Total Fees	$542,615	$579,683

Audit Fees

Represents fees for professional services provided in connection with the audit of the Company’s annual consolidated and combined financial statements and reviews of the Company’s quarterly interim consolidated and combined financial statements.

Audit-Related Fees

Fees related to review of registration statements and statutory audits.

Tax Fees

Tax fees are associated with advice.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by Cherry Bekaert LLP during 2021 and 2020 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining Cherry Bekaert LLP’s independence and has determined that such services for fiscal years 2021 and 2020 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Date: April 15, 2022	AMERGENT HOSPITALITY GROUP INC.
a Delaware corporation

	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Pruitt.	Chief Executive Officer,	April 15, 2022
Michael D. Pruitt	(Principal Executive Officer), Chairman of the Board

/s/ Stephen J. Hoelscher	Chief Financial Officer	April 15, 2022
Stephen J. Hoelscher	(Principal Financial Officer)

/s/ Keith J Johnson	Director	April 15, 2022
Keith J. Johnson

/s/ Frederick L. Glick	President, Director	April 15, 2022
Frederick L. Glick

/s/ J. Eric Wagoner	Director	April 15, 2022
J. Eric Wagoner

/s/ Neil J. Kiefer	Director	April 15, 2022
Neil J. Kiefer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Distribution Agreement by and between Chanticleer and Amergent dated March 25, 2020, incorporated by reference to Exhibit 2.1 to Form 10-12G/A, filed July 2, 2020

2.2	Contribution Agreement by and between Chanticleer and Amergent dated March 31, 2020, incorporated by reference to Exhibit 2.2 to Form 10-12G/A, filed July 2, 2020

2.3#	Agreement and Plan of Merger, by and among Chanticleer, Sonnet, and Merger-Sub, dated October 10, 2019, incorporated by reference to Exhibit 2.3 to Form 10-12G/A, filed July 2, 2020

2.4	Amendment No. 1 to Agreement and Plan of Merger, by and among Chanticleer, Sonnet and Merger-Sub dated February 7, incorporated by reference to Exhibit 2.4 to Form 10-12G/A, filed July 2, 2020

3.1	Certificate of Incorporation of Registrant filed February 18, 2020 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to Form 10-12G/A, filed July 2, 2020

3.2	Certificate of Designations of Series 2 Convertible Preferred Stock filed April 1, 2020 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.2 to Form 10-12G/A, filed July 2, 2020

3.3	Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock dated August 16, 2020, incorporated by reference to exhibit 3.1 to Form 10Q, as filed August 19, 2020

3.4	Second Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock dated February 16, 2021, incorporated by reference to Exhibit 3.4 to Form 10-K filed April 15, 2021

3.5	Form of Bylaws, incorporated by reference to Exhibit 3.3 to Form 10-12G/A, filed July 2, 2020

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to Form 10-12G/A, filed July 2, 2020

4.2	Specimen Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Form 10-12G/A, filed July 2, 2020

4.3	Spin-Off Entity Warrant, incorporated by reference to Exhibit 4.3 to Form 10-12G/A, filed July 2, 2020

4.4	Form of Warrant issued to Oz Rey, LLC on April 1, 2020, incorporated by reference to Exhibit 4.4 to Form 10-12G/A, filed July 2, 2020

4.5	Form of Warrant issued to certain holders of Series 2 Convertible Preferred dated April 1, 2020, incorporated by reference to Exhibit 4.5 to Form 10-12G/A, filed July 2, 2020

4 (vi)	Description of Registrant’s Common Stock, incorporated by reference to Exhibit 4(vi) to Form 10-K, filed April 15, 2021

10.1	Securities Purchase Agreement by and among Amergent, Oz Rey, LLC and certain other purchasers dated April 1, 2020, incorporated by reference to Exhibit 10.1 to Form 10-12G/A, filed July 2, 2020

10.2	Form of Secured Convertible Debenture of Amergent in favor of Oz Rey, LLC issued April 1, 2020, incorporated by reference to Exhibit 10.2 to Form 10-12G/A, filed July 2, 2020

10.3	Registration Rights Agreement by and among Amergent, Oz Rey, LLC and certain holders of registrable securities, incorporated by reference to Exhibit 10.3 to Form 10-12G/A, filed July 2, 2020

10.4	Subsidiary Guarantee in favor of Oz Rey, LLC dated April 1, 2020, incorporated by reference to Exhibit 10.4 to Form 10-12G/A, filed July 2, 2020

10.5	Security Agreement in favor of Oz Rey, LLC dated April 1, 2020, incorporated by reference to Exhibit 10.5 to Form 10-12G/A, filed July 2, 2020

10.6	Form of Franchise Agreement between Chanticleer and Hooters of America, LLC, incorporated by reference to Exhibit 10.8 to Form 10-12G/A, filed July 2, 2020

10.7	Lease Agreement between Redus NC Commercial, LLC and Chanticleer, incorporated by reference to Exhibit 10.9 to Form 10-12G/A, filed July 2, 2020

10.8	Gaming Assignment dated July 1, 2014, incorporated by reference to Exhibit 10.10 to Form 10-12G/A, filed July 2, 2020

10.9	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.11 to Form 10-12G/A, filed July 2, 2020

10.10	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer and the investors party thereto, incorporated by reference to Exhibit 10.12 to Form 10-12G/A, filed July 2, 2020

10.11	Note in favor of TowneBank in amount of $2,000,000 dated February 25, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.12**	Separation and Release Agreement by and between Amergent and Patrick Harkleroad, dated March 26, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.13	Waiver, Consent and Amendment to Certificate of Designations by and between Amergent and holders of Series 2 Convertible Preferred Stock dated August 17, 2020, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.14	Waiver, Consent and Amendment to Certificate of Designations by and between Amergent and holders of Series 2 Convertible Preferred Stock dated February 16, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.15**	Employment Agreement by and between Amergent and Steve J. Hoelscher dated February 4, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.16**	Non-Solicitation and Confidentiality Agreement by and between Amergent and Steve J. Hoelscher dated February 4, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.17	Amendment No. 3 to 10% Secured Convertible Debenture dated March 9, 2021 by and between Amergent and Oz Rey, LLC, filed herewith

10.18	Unit Purchase Agreement by and between Pie Squared Investment, LLC, PizzaRev Acquisition, LLC and Amergent dated August 30, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K dated August 30, 2021

10.19	Convertible Promissory Note of Amergent in favor of PizzaRev Acquisition, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K dated August 30, 2021

10.10	Security Agreement by and between PizzaRev Acquisition, LLC and Amergent, incorporated by reference to Exhibit 10.3 to Form 8-K dated August 30, 2021

10.21	Guaranty of Pie Squared Holdings, LLC, incorporated by reference to Exhibit 10.4 to Form 8-K dated August 30, 2021

10.22	Security Agreement of Pie Squared Holdings LLC and PizzaRev Acquisition, LLC, incorporated by reference to Exhibit 10.5 to Form 8-K dated August 30, 2021

10.23	Escrow Agreement, incorporated by reference to Exhibit 10.6 to Form 8-K dated August 30, 2021

10.24	Guaranty of PizzaRev Franchising, LLC, incorporated by reference to Exhibit 10.7 to Form 8-K dated August 30, 2021

10.25	Waiver of Security Interests and Liens of Oz Rey, LLC, incorporated by reference to Exhibit 10.13 to Form 8-K dated August 30, 2021

10.26	Indemnification Agreement of PizzaRev Acquisition, LLC, incorporated by reference to Exhibit 10.14 to Form 8-K dated August 30, 2021

10.27	Indemnification Agreement of Principal, incorporated by reference to Exhibit 10.5 to Form 8-K dated August 30, 2021

10.28	Purchase and Sale Agreement dated October 8, 2021 by and between Chanticleer UK Group Limited and West End Wings Limited (UK), incorporated by reference to Exhibit 10.16 to Form 10Q filed November 22, 2021

10.29	Amendment No. 2 to 10% Convertible Debenture and Warrants dated September 27, 2021 by and between Amergent and Oz Rey, LLC, incorporated by reference to exhibit 10.17 to Form 10Q filed November 22, 2021

10.30**	Amended and Restated Employment Agreement by and between Frederick L. Glick and Amergent effective July 1, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2, 2021

10.31**	Unrestricted Stock Award Agreement by and between Amergent and Frederick L. Glick, incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2, 2021

10.32**	Nonstatutory Stock Option Agreement (No.1) by and between Amergent and Frederick L. Glick, incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2021

10.33**	Nonstatutory Stock Option Agreement (No.2) by and between Amergent and Frederick L. Glick, incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2021

10.34	Form of Securities Purchase Agreement for up to $3,000,000 of 8% Senior Unsecured Convertible Debentures and Warrants, filed herewith

10.35	Form of 8% Senior Unsecured Convertible Debenture, filed herewith

10.36	Form of Warrant issued with 8% Senior Unsecured Convertible Debentures, filed herewith

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to Form 10-K, filed April 15, 2021

21	Subsidiaries of Amergent Hospitality Group Inc., filed herewith

22(ii)	Affiliate Guarantor, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

99.1**	Amergent Hospitality Group Inc. 2021 Equity Incentive Plan, filed herewith

99.2**

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

