Form 10-Q
period 2022-03-31
Amergent Hospitality Group Inc.
filed 2022-05-23
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s $0.0001 par value common stock as of May 13, 2022, was 15,706,736 shares.

Amergent Hospitality Group Inc. and Subsidiaries

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	We have a history of operating losses. Our estimates regarding the sufficiency of our cash resource and capital requirements and needs for additional financing raises substantial doubt about our ability to continue as a going concern.

●	We may not be able to extend or repay our indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

●	We require additional financing to support our working capital and execute our operating plans for fiscal 2022, which may not be available or may be costly and dilutive.;

●	Decline in global financial markets, inflation and ecnomic downturn;,

●	Continuing impact of business interruptions resulting from the coronavirus COVID-19 global pandemic;

●	Our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods;

●	The risks associated with leasing space subject to long-term non-cancelable leases;

●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Whether or not we will receive forgiveness of our Paycheck Protection Program loans;

●	We may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes;

●	Difficulties as acquired restaurants are integrated into our operations and failure to realize anticipated synergies;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital; and

●	Sale of common stock or derivative securities by us in private placements or public offerings as well as the conversion of existing debt securities could result in substantial dilution to our existing stockholders.

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

3

PART I

ITEM 1: FINANCIAL STATEMENTS

Amergent Hospitality Group Inc. and Subsidiaries

Unaudited Financial Statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(in thousands except share and per share data)	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$2,528	$646
Restricted cash	623	1,672
Investments	46	50
Accounts and other receivables	271	865
Inventories	184	182
Prepaid expenses and other current assets	258	360
TOTAL CURRENT ASSETS	3,910	3,775
Property and equipment, net	3,041	3,115
Operating lease asset	8,336	8,021
Intangible assets, net	3,038	3,129
Goodwill	7,810	7,810
Investments	16	16
Deposits and other assets	353	352
TOTAL ASSETS	$26,504	$26,218

LIABILITIES, REDEEMABLE SHARES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,799	$6,844
Current maturities of long-term debt and notes payable	3,651	3,264
Current operating lease liabilities	4,425	4,599
Deferred grant income	997	1,545
TOTAL CURRENT LIABILITIES	15,872	16,252

Long-term operating lease liabilities	8,897	8,644
Contract liabilities	82	757
Deferred tax liabilities	150	150
Long-term debt and notes payable (includes debt measured at fair value of $483 and $599 at March 31, 2022 and December 31, 2021, respectively)	7,440	6,593
TOTAL LIABILITIES	32,441	32,396

Commitments and contingencies (see Note 10)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 100 issued and outstanding at both March 31, 2022 and December 31, 2021	58	58

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 shares; 15,706,736 shares issued and outstanding at both March 31, 2022 and December 31, 2021	2	2
Additional paid-in-capital	93,151	92,882
Accumulated deficit	(97,990)	(97,963)
Total Amergent Hospitality Group Inc. Stockholders’ Deficit	(4,837)	(5,079)
Non-controlling interests	(1,158)	(1,157)
TOTAL STOCKHOLDERS’ DEFICIT	(5,995)	(6,236)
TOTAL LIABILITIES, REDEEMABLE SHARES AND STOCKHOLDERS’ DEFICIT	$26,504	$26,218

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
(in thousands except share and per share data)		(Restated)
Revenue:
Restaurant sales, net	$4,758	$4,444
Gaming income, net	103	57
Franchise income	789	92
Total revenue	5,650	4,593
Expenses:
Restaurant cost of sales	1,492	1,316
Restaurant operating expenses	3,479	3,245
General and administrative expenses	1,336	1,166
Asset impairment charges	—	1,288
Depreciation and amortization	222	232
Grant income	(548)	—
Total expenses	5,981	7,247
Operating loss	(331)	(2,654)
Other income (expense):
Interest expense	(187)	(157)
Change in fair value of derivative liabilities	—	185
Change in fair value of investment	(4)	4
Change in fair value of convertible promissory note	116	—
Gain on extinguished lease liabilities	—	43
Gain on extinguished trade payable	161	—
Other income	219	2
Total other income	305	77
Loss before income taxes	(26)	(2,577)
Income tax expense	(2)	—
Consolidated net loss	(28)	(2,577)

Less: Net loss attributable to non-controlling interests	1	165
Net loss attributable to Amergent Hospitality Group Inc.	$(27)	$(2,412)

Net loss attributable to Amergent Hospitality Group Inc. per common share, basic and diluted	$(0.00)	$(0.17)

Weighted average shares outstanding, basic and diluted	15,706,736	14,482,736

See accompanying notes to the condensed consolidated financial statements

6

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
(in thousands)		(Restated)
Net loss attributable to Amergent Hospitality Group Inc.	$(27)	$(2,412)
Foreign currency translation gain	—	9
Comprehensive loss	$(27)	$(2,403)

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

Three Months Ended March 31, 2022 and 2021 (Unaudited)

	(Temporary equity)						Accumulated
	Preferred Series 2		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non- Controlling
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, January 1, 2022	100	$58	15,706,736	$2	$92,882	$(97,963)	$—	$(1,157)	$(6,236)
Share-based compensation expense	—	—	—	—	6	—	—	—	6
Issuance of warrants	—	—	—	—	263	—	—	—	263
Net loss	—	—	—	—	—	(27)	—	(1)	(28)
Balance, March 31, 2022	100	$58	15,706,736	$2	$93,151	$(97,990)	$—	$(1,158)	$(5,995)

	(Temporary equity)						Accumulated
	Preferred Series 2		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non- Controlling
(in thousands except share data, restated)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, January 1, 2021	787	$460	14,282,736	$1	$92,433	$(94,587)	$(26)	$(970)	$(3,149)
Conversion of preferred stock into common stock	(125)	(73)	250,000	—	73	—	—	—	73
Foreign currency translation	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	(2,412)	—	(165)	(2,577)
Balance, March 31, 2021	662	$387	14,532,736	$1	$92,506	$(96,999)	$(17)	$(1,135)	$(5,644)

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
(in thousands)		(Restated)
Cash flows from operating activities:
Net loss	$(28)	$(2,577)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	222	232
Amortization of operating lease assets	330	226
Asset impairment charges	—	1,288
Gain on extinguished lease liabilities	—	(43)
Share-based compensation	6	—
Change in fair value of investment	4	(4)
Change in fair value of convertible promissory note	(116)	—
Amortization of debt discount	43	45
Change in fair value of derivative liabilities	—	(185)
Change in operating assets and liabilities:
Accounts and other receivables	594	221
Inventories	(2)	3
Prepaid expenses and other assets	101	182
Accounts payable and accrued expenses	(72)	328
Deferred grant income	(548)	—
Operating lease liabilities	(566)	(382)
Contract liabilities	(675)	(18)
Net cash flows used in operating activities	(707)	(684)

Cash flows from investing activities:
Purchase of property and equipment	(57)	(2)
Net cash flows used in investing activities	(57)	(2)

Cash flows from financing activities:
Proceeds from long-term debt and notes payable	1,647	2,000
Payments of long-term debt and notes payable	(41)	(45)
Payment of financing costs	(9)	—
Net cash flows provided by financing activities	1,597	1,955
Effect of exchange rate on cash	—	7
Net increase in cash and restricted cash	833	1,276
Cash and restricted cash, beginning of period	2,318	1,929
Cash and restricted cash, end of period	$3,151	$3,205

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$127	$204
Income taxes	$2	$3

Non-cash investing and financing activities:
Conversion of Preferred Series 2 stock to common stock	$—	$73
Change in operating lease assets and liabilities due to amended leases	$645	$—
Issuance of warrants in connection with convertible promissory notes	$263	$—
Financing costs included in accounts payable and accrued expenses	$27	$—

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF BUSINESS

BASIS OF PRESENTATION

Amergent Hospitality Group Inc. (“Amergent”) was incorporated on February 18, 2020 as a wholly-owned subsidiary of Chanticleer Holdings, Inc. (“Chanticleer”) for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the spin-off of Amergent to the shareholders of Chanticleer (Spin-Off”). The Spin-Off transaction was completed on April 1, 2020 in connection with Chanticleer’s completion of its merger transaction (the “Merger”) with Sonnet BioTherapeutics, Inc. (“Sonnet”). Amergent is in the business of owning, operating and franchising fast casual dining concepts.

The accompanying condensed consolidated financial statements include the accounts of Amergent and its subsidiaries (collectively “we,” “us,” “our,” or the “Company”). All intercompany and inter-entity balances have been eliminated in consolidation.

GENERAL

The accompanying condensed consolidated financial statements included in this Report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of December 31, 2021 and for the year then ended included in Amergent’s annual report filed with the SEC on April 15, 2022. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022.

Certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amergent’s Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of March 31, 2022, the Company’s cash balance was $3.1 million, of which $0.6 million was restricted cash, its working capital deficiency was $12.0 million and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, government stimulus funds and other forms of external financing.

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

In early March 2020, the COVID-19 pandemic was declared to be a National Public Health Emergency, and the Centers for Disease Control and Prevention, as well as state and local legislative bodies and health departments, began issuing orders related to social distancing requirements, reduced restaurant seating capacity and other restrictions which resulted in a significant reduction in traffic at the Company’s restaurants. As of mid-March 2020, the ordinances tightened, and dine-in capacity was eliminated or severely restricted. By April 2020, at the request of most state and local legislative bodies, the Company closed all of its dining rooms and began to operate in a take-out and delivery only capacity. In early May 2020, states began allowing the re-opening of dining rooms in a limited capacity and by the end of June 2020, the Company had re-opened dining rooms in approximately 95% of its restaurants while adhering to social distancing restrictions, which limited the number of guests it could serve in its restaurants at one time. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that again reduced dining room capacity or mandated the closure of dining rooms. As a result, the Company began fiscal 2021 with significant limitations on its operations which, over the course of the fiscal year, varied widely from time to time, state to state and city to city; however, nonetheless negatively impacted its sales. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early to mid-2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

While cases continue to decline and staffing continues to improve, overall consumer and business activity remains muted in certain markets as consumer behaviors have changed due to the COVID-19 pandemic and some businesses have yet to bring employees back into their offices. The Company’s restaurant operations have been, and could again in the future, be disrupted by team member staffing issues because of illness, exclusion, fear of contracting COVID-19 or caring for family members due to COVID-19, legal requirements for employee vaccinations or COVID testing, lack of labor supply, competitive labor pressures, or for other reasons. Furthermore, inflation has been and is elevated across the Company’s business, including food costs, due in part to the supply chain impacts of the pandemic. The Company remains in regular contact with its major suppliers and while, to date, it has not experienced significant disruptions in its supply chain due to the COVID-19 pandemic, the Company could see significant future disruptions should the impacts of the pandemic continue. Currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and, therefore, the Company’s restaurants are serving customers in its dining rooms without social distancing requirements. However, it is possible additional outbreaks could lead to restrictive measures that could impact the Company’s guest demand and dining room capacity.

The Company’s current operating losses, combined with its working capital deficit and uncertainties regarding the impact of COVID-19, raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022, that would have had a significant impact on these unaudited condensed consolidated financial statements and related notes.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Certain prior year amounts have been updated to conform to the current period presentation. The Company has opted to present the financial information on the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows in thousands.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include valuing options, warrants and convertible notes payable using Black-Scholes and Monte Carlo models, and analysis of the recoverability of goodwill and long-lived assets. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing COVID-19 pandemic and the COVID-19 control responses.

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

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2022
Assets (Note 4)
Common stock of Sonnet	$46	$—	$—	$46
Liabilities (Note 3)
Convertible note payable	$—	$—	$983	$983

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2021
Assets (Note 4)
Common stock of Sonnet	$50	$—	$—	$50
Liabilities (Note 3)
Convertible note payable	$—	$—	$1,099	$1,099

Inputs used in the Company’s Level 3 calculation of fair value for the convertible note payable are discussed in Note 3.

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

RESTRICTED CASH

As of March 31, 2022 and December 31, 2021, the Company maintained restricted cash of $0.6 million and $1.7 million, respectively. The restricted cash balance relates to the unused proceeds from the Restaurant Revitalization Fund grant received by Pie Squared Holdings discussed below in the restaurant revitalization fund section.

For purposes of the condensed consolidated cash flow statements, the restricted cash is aggregated with cash of $2.5 million and $2.4 million to arrive at total cash and restricted cash of $3.1 million and $3.2 million at March 31, 2022 and 2021, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are recorded generally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs that do not improve or extend the useful lives of the assets are not considered assets and are charged to expense when incurred.

The estimated useful lives used to compute depreciation and amortization are as follows:

Leasehold improvements	5-15 years
Restaurant furnishings and equipment	3-10 years
Furniture and fixtures	3-10 years
Office and computer equipment	3-7 years

INTANGIBLE ASSETS

Trademark/Tradenames

Certain of the Company’s trademark/tradenames have been determined to have a definite life and are being amortized on a straight-line basis over estimated useful lives of 3-10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s condensed consolidated statements of operations and comprehensive loss. Certain of the Company’s trademark/tradenames have been classified as indefinite-lived intangible assets and are not amortized. Definite-lived intangible assets are assessed for impairment using the methods discussed below in the long-lived assets section. The Company’s indefinite-lived intangible assets are tested for impairment at least annually by estimating their fair values and comparing them to the assets’ carrying values. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate.

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

During 2021, the Company determined that events occurred, some of which were related to the COVID-19 pandemic, requiring management to review certain long-lived assets for impairment. Refer to Notes 5, 6 and 10 for further discussion. There were no such indicators of impairment of long-lived assets during the three months ended March 31, 2022.

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

The Company performed a qualitative assessment at March 31, 2022 based on the best judgment of management for the future of the reporting unit and on information known at the time of the assessment, and determined that it was more likely than not that the fair value of its reporting unit exceeded the carrying amount and, therefore, goodwill was not impaired.

CONVERTIBLE NOTES PAYABLE

The Company analyzes its convertible debt instruments for embedded attributes that may require bifurcation from the host and accounting as derivatives. At the inception of each instrument, the Company performs an analysis of the embedded features requiring bifurcation and may elect, if eligible, to account for the entire instrument at fair value. If the fair value option were to be elected, any changes in fair value would be recognized in the accompanying condensed consolidated statements of operations until the instrument is settled. The Company elected to account for its convertible note payable issued in August 2021 in connection with the Pie Squared Holdings acquisition (see Note 7) at fair value and, as such, has recognized the change in fair value in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022. For the convertible notes payable issued in March 2022, the Company performed an analysis of embedded features and did not identify any features that require bifurcation. However, as those convertible notes payable were issued with warrants, the net proceeds received were allocated to the convertible notes payable and the warrants based on their relative fair values at the issuance date.

CONTRACT LIABILITIES

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed. The recognition of initial and renewal license fees is accelerated if the franchise or development agreement is terminated. During the three months ended March 31, 2022, the Company recognized $0.7 million of franchise income as a result of the cancellation of its international Master Franchise Agreement. There were no franchise or development agreement terminations during the three months ended March 31, 2021.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to U.S. dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency is the functional currency for its foreign operations. The foreign subsidiary was sold in 2021 and there are no foreign assets held at March 31, 2022 or December 31, 2021.

LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially.

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

Assumptions made at the lease commencement date are re-evaluated upon the occurrence of certain events, such as a change in the likelihood that the Company will exercise a renewal option or a change in the estimated use of a lease incentive. Changes in assumptions are accounted for as lease modifications, and operating lease assets and liabilities are remeasured at the modification date.

EMPLOYEE RETENTION CREDIT

The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. The program ended on January 1, 2022. Approximately $0.1 million and $0.8 million of ERC is included in accounts and other receivables in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

RESTAURANT REVITALIZATION FUND

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program provided restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023. In 2021 and prior to its acquisition by the Company in August 2021, Pie Squared Holdings received a grant under the U.S. Small Business Administration’s (“U.S. SBA”) RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of the acquisition were $2.0 million, and these funds were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. Restricted cash and a deferred grant income liability have been recorded for the unused proceeds from the RRF, and grant income is being recognized as the Company expends the funds on eligible costs incurred under the RRF post acquisition. The Company recognized $0.5 million related to the RRF as a contra-expense in grant income in the condensed consolidated statement of operations for the three months ended March 31, 2022.

The Company periodically submits to the escrow agent for the acquisition the planned uses of these funds, and the sellers have the right to review the planned uses to determine whether, in the sellers’ opinion, the planned uses meet the criteria of “eligible uses” under the RRF. If determined to not meet such criteria, then the escrow agent will not distribute that portion of the request. Any unused funds on March 11, 2023, or if applicable, the awardee permanently closed before using all funds on authorized purposes, are repayable to the U.S. SBA. As the Company acquired all the outstanding membership interests in Pie Squared Holdings, the Company is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Squared Holdings obtained the grant improperly or that disbursements of such grant monies were not “eligible uses,” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10.0 million of grant monies, among other items. Management completed its analysis of this contingency and concluded that, at this time, a liability does not need to be recorded for this contingency. In connection with the acquisition, the Company obtained an indemnification from the sellers which is inclusive of any matters related to the RRF.

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

INCOME TAXES

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has provided a valuation allowance for the full amount of the deferred tax assets in the accompanying condensed consolidated financial statements.

As of March 31, 2022 and December 31, 2021, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

LOSS PER COMMON SHARE

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 9, the potential conversion of the convertible debt, as described in Note 7, and share-based compensation awards, as described in Note 9, would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity-Classified Written Call Options. The pronouncement outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity classified option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022, and it did not have a material effect on the condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic ASC 832): Disclosures by Business Entities about Government Assistance. This standard requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The new standard is effective for annual periods beginning after December 15, 2021. The Company early adopted this guidance on January 1, 2022, and it did not have a material effect on the condensed consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The reconciliation of the convertible note payable issued in connection with the acquisition of Pie Squared Holdings measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Three months ended March 31, 2022
Balance at January 1, 2022	$1,099
Change in fair value	(116)
Balance at March 31, 2022	$983

The Company evaluated the convertible note payable in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion price discount creates a derivative. This derivative was not clearly and closely related to the debt host and was required to be separated and accounted for as a derivative instrument. The Company elected to initially and subsequently measure the convertible note payable at fair value, with changes in fair value recognized in operations. The estimated fair value of the convertible note payable was determined using a Monte Carlo simulation and the following assumptions as of March 31, 2022:

Volatility	90.00%
Risk free rate	0.35% – 1.90%
Stock price	$0.37
Credit spread	25.43%

4. INVESTMENTS

Investments consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Common stock of Sonnet, at fair value (a)	$46	$50
Chanticleer Investors, LLC, at cost (b)	16	16
Total	$62	$66

(a)	Represents the fair value of the common stock of Sonnet held by the Company after its exercise of warrants received in connection with the Merger. As of March 31, 2022, 122,064 shares of Sonnet were held.

(b)	Represents the Company’s investment in Chanticleer Investors, LLC, which holds an interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As of the dates presented, the Company’s effective economic interest in Hooters of America was less than 1%. During the three months ended March 31, 2022, the Company received a dividend from its investment in Hooters of America of approximately $0.1 million, which is included in other income in our condensed consolidated statement of operations.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$5,535	$5,511
Restaurant furniture and equipment	2,768	2,768
Construction in progress	41	20
Office and computer equipment	37	33
Office furniture and fixtures	63	57
	8,444	8,389
Accumulated depreciation and amortization	(5,403)	(5,274)
	$3,041	$3,115

As of March 31, 2021, we performed an analysis of the recoverability of the carrying value of our property and equipment. Based on the analysis, an impairment charge of approximately $0.3 million was recorded for the three months ended March 31, 2021. The impairment recognized during the three months ended March 31, 2021 was primarily the result of the impact of the COVID-19 outbreak in the United States, which had a significant impact throughout the hospitality industry. The impact varied by state/geographical area within the United States at various intervals during the pandemic and, therefore, the operating results and cash flows at the store level varied significantly.

Depreciation expense was $0.1 million for each of the three months ended March 31, 2022 and 2021.

6. INTANGIBLE ASSETS, NET

GOODWILL

A rollforward of goodwill is as follows:

(in thousands)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Beginning balance	$7,810	$8,591
Acquisition of Pie Squared Holdings	—	51
Sale of Hooters UK	—	(820)
Foreign currency translation loss	—	(12)
Ending balance	$7,810	$7,810

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following:

(in thousands)		March 31, 2022	December 31, 2021
Trademark, Tradenames:
American Roadside Burger	10 years	$561	$561
BGR: The Burger Joint	Indefinite	739	739
Little Big Burger	Indefinite	1,550	1,550
PizzaRev	5 years	410	410
		3,260	3,260
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	828	828
PizzaRev	5 years	410	410
		1,238	1,238
Total intangibles at cost		4,498	4,498
Accumulated amortization		(1,460)	(1,369)
Intangible assets, net		$3,038	$3,129

As of March 31, 2021, we performed an analysis of the recoverability of the carrying value of our intangible assets. Based on the analysis, an impairment charge of approximately $0.3 million was recorded to trademark/tradenames for ABC: American Burger Company for the three months ended March 31, 2021.

Amortization of intangible assets was $0.1 million for each of the three months ended March 31, 2022 and 2021. Amortization expense for the next five years is as follows (in thousands):

Year ending December 31:
2022 (remaining nine months)	$147
2023	164
2024	164
2025	164
2026	110
$749

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

(in thousands)	March 31, 2022	December 31, 2021
10% convertible debt (a)	$4,038	$4,038
8% convertible debt (b)	1,350	—
Convertible promissory note (measured at fair value) (c)	983	1,099
PPP loans (d)	4,109	4,109
EIDL loans (e)	300	300
Contractor note (f)	348	348
Notes payable (g)	256	—
Total Debt	11,384	9,894
Less: discount on convertible debt (a), (b)	(293)	(37)
Total Debt, net of discount	$11,091	$9,857

Current portion of long-term debt and notes payable	$3,651	$3,264
Long-term debt and notes payable, less current portion	$7,440	$6,593

(a)	In connection with and prior to the Spin-Off and Merger, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey, LLC (“Oz Rey”) and certain original holders of the 8% non-convertible debentures that were satisfied during 2020, the Company issued a 10% secured convertible debenture (the “10% Convertible Debt”) to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% Convertible Debt is $4.0 million and payable in full on April 1, 2022, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date.

The 10% Convertible Debt was previously amended to fix the conversion rate into common stock at $0.10 per share. There is also a limitation on Oz Rey’s ability to convert the debenture into common stock such that only the portion of the balance for which the Company has sufficient available shares, considering all other outstanding instruments at the time of conversion on a fully diluted basis, can be converted. Oz Rey may, however, upon reasonable notice to the Company, require the Company to include in its proxy materials, for any annual meeting of stockholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. As of March 31, 2022, $2.4 million of the 10% Convertible Debt was convertible into approximately 23,500,000 shares of common stock .

The Company recorded a debt discount of approximately $0.4 million for the difference between the face value of the 10% Convertible Debt and the estimated fair value at the April 1, 2020 issuance date and amortized this discount over the two-year term of the notes. Amortization of approximately $37,000 and $45,000 was recorded as interest expense during the three months ended March 31, 2022 and 2021, respectively.

In connection with the 8% Convertible Debt transaction described in (b) below, the maturity date of the 10% Convertible Debt was extended to April 1, 2024 and Oz Rey agreed to subordinate payment of its 10% Convertible Debt to payment of the 8% Convertible Debt, which has been accounted for as a loan modification. In addition, Oz Rey received a fee equal to 2.0% of the principal amount of the 8% Convertible Debt issued in the transaction, totaling $27,000, which has been recorded as a debt discount and is being amortized over the two-year term of the related debt. Amortization for the three months ended March 31, 2022 is nominal.

(b)

In March 2022, the Company commenced a private placement of up to $3.0 million of 8% senior unsecured convertible debentures (the “8% Convertible Debt”) and 3,000,000 common stock warrants. Pursuant to the Securities Purchase Agreement, the Company issued $1.35 million of 8% Convertible Debt and warrants to purchase the number of shares of the Company’s common stock equal to the principal amount of 8% Convertible Debt issued.

The 8% Convertible Debt matures 18 months after issuance and is subject to acceleration in the event of customary events of default. Interest is payable quarterly in cash. The 8% Convertible Debt may be converted by the holders at any time at a fixed conversion price of $0.40 per share, and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Both the notes and the warrants include a beneficial ownership blocker of 4.99% and contain customary provisions preventing dilution and providing the holders rights in the event of fundamental transactions. Upon the earlier of the maturity date or the one-year anniversary of conversion of the 8% Convertible Debt, holders of 51% of the registerable securities may request the Company to file a registration statement for the securities. The warrants can be exercised on a cashless basis and expire five years from the issuance date. If the Company makes any distribution to the common stockholders, the holders of the warrants will be entitled to participate on an as-if-exercised basis. As of March 31, 2022, the 8% Convertible Debt was convertible into 3,375,000 shares of common stock.

The net proceeds from the issuance were allocated to the 8% Convertible Debt and the warrants based on their relative fair values, resulting in an allocation of $1.0 million to the 8% Convertible Debt and $0.3 million to the warrants (see Note 9). The Company recorded a debt discount of approximately $0.3 million for the difference between the face value of the 8% Convertible Debt and the amount allocated to the debt at the issuance date and is amortizing this discount over the 18-month term of the related debt. Amortization of approximately $6,000 was recorded as interest expense during the three months ended March 31, 2022.

(c)

On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings. The purchase price was funded through the issuance of an 8% secured, convertible promissory note with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. The note is convertible at any time, in whole or in part, at the holder’s option but includes a beneficial ownership blocker of 4.99%. The conversion price at any time is the volume weighted average price of the Company’s common stock the 30 trading days immediately prior to delivery of notice of conversion, less a discount of 15%; provided, however, that the conversion price has a floor of $0.50 per share and a cap of $2.00 per share. The note contains customary provisions preventing dilution and providing the holder rights in the event of fundamental transactions, and it is secured by various security and other instruments creating a first priority lien on all of the membership interests and all of the assets of Pie Squared Holdings and subsidiaries in favor of the sellers. As of March 31, 2022, the note was convertible into 2,000,000 shares of common stock.

Interest on the convertible promissory note is due quarterly and $0.5 million of principal is due on August 30, 2022. Any remaining unpaid/non-converted amount is due on August 30, 2023. The Company has elected to measure the convertible promissory note at fair value, with changes being recognized in the condensed consolidated statements of operations. See Note 3 for additional information on the valuation of the convertible promissory note as of March 31, 2022.

(d)	On April 27, 2020, Amergent received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $0.1 million beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company had applied for loan forgiveness in the full amount of the loan, but the request was initially denied. The Company discussed the forgiveness request with the government agency that granted the loan and in March 2022, the U.S. SBA reversed its initial decision and will once again review the Company’s application for loan forgiveness. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

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

(e)	On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the U.S. SBA in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $0.3 million, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments of $1,462, including principal and interest, are due monthly. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the U.S. SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP loan. In March 2022, the U.S. SBA extended the deferral period for the EIDL payments for an additional 12 months. The Company’s installment payments will begin August 4, 2023.

(f)	The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note bears interest at 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $0.4 million. The additional $0.1 million is included in accounts payable and accrued expenses at March 31, 2022 and December 31, 2021.

(g)	In February and March 2022, eight company-owned stores entered into notes payable to Toast Capital Loans. The terms of the notes require payment of 13.2% of daily credit card sales of the eight stores until the notes are paid in full. The terms of the notes are 270 days and the implied intertest rate is approximately 15% per year.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. Oz Rey has provided a waiver of certain financial covenants through April 30, 2023.

Future minimum payments are as follows (in thousands):

Year ending December 31:
2022 (remaining nine months)	$3,520
2023	2,383
2024	4,579
2025	547
2026	98
Thereafter	274
Less: discount on convertible debt	(293)
Less: fair value adjustment	(17)
11,091
Less: current maturities of long-term debt and notes payable	(3,651)
Long-term debt and notes payable	$7,440

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

(in thousands)	March 31, 2022			December 31, 2021
Accounts payable		$2,357		$2,544
Accrued expenses		2,130		1,955
Accrued taxes (VAT, sales, payroll, etc.)		2,080		2,149
Accrued interest		232		196
	$6,799		$6,844

As of March 31, 2022 and December 31, 2021, approximately $1.9 million and $2.0 million, respectively, of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest. Upon the advice of our tax professionals, we are paying the trust fund portion of the outstanding tax accruals which represents the portion of taxes withheld from our employees but not remitted to the taxing authorities. For our locations that have permanently closed, our tax liability after paying the trust fund balance is approximately $0.8 million and is recorded within accrued taxes on our condensed consolidated balance sheet as of March 31, 2022. The taxing authorities have indicated that we are still liable for these amounts, however, since the locations are permanently closed and have no assets, they will stop active collection procedures on these amounts.

9. STOCKHOLDER’S EQUITY

2020 bridge financing

Pursuant to a Securities Purchase Agreement dated February 7, 2020, the Company sold 1,500 shares of a new series of convertible preferred stock of Chanticleer (the “Series 2 Preferred”) to an institutional investor for gross proceeds to the Company of $1.5 million less transaction costs of $0.1 million. In addition, pursuant to the original agreement with the investors, the Company issued 5-year warrants to purchase an aggregate of 350,000 shares of common stock to the investors at $1.25 per share. Each share of Series 2 Preferred has a stated value of $1,000. Upon issuance, the Company bifurcated and recorded, as a liability, an embedded derivative in the amount of $0.5 million. The effective conversion price of the Series 2 Preferred after the bifurcation of the derivative resulted in a beneficial conversion feature of $0.7 million, which was then immediately recorded as a deemed dividend as the preferred stock is immediately convertible. In March 2020, an aggregate of 713 shares of Series 2 Preferred were converted into 1,426,849 shares of common stock. In connection with the Merger, all remaining outstanding shares of the Series 2 Preferred were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent, the shareholders of Chanticleer common stock received shares of Amergent on a 1 for 1 basis (spin-off shares) and received 1 share of Sonnet common stock for 26 shares of Chanticleer common stock held at the time of the Merger.

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

During the year ended December 31, 2021, the investors converted 637 shares of the Series 2 Preferred into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred to other investors. The shares sold to the investors no longer contain the True-Up Payment provision. The new investors converted 50 shares of Series 2 Preferred into 100,000 shares of common stock during May 2021, and 100 shares of Series 2 Preferred remain outstanding at December 31, 2021 and March 31, 2022.

The Series 2 Preferred is classified in the accompanying condensed consolidated balance sheets as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Designations, rights and preferences of Series 2 Preferred:

Stated value: Each share of Series 2 Preferred had a stated value of $1,000.

True-Up Payment: Amergent is required to pay the original holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred less the proceeds previously realized by the holder from the sale of all conversion and spin-off shares received by holder in Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares or spin-off shares on April 1, 2021 (which period was extended). This True-Up Payment was settled in July 2021 with a payment of $0.1 million, and the cash is no longer subject to restriction for this matter. Prior to the settlement, the True-Up Payment was accounted for as a derivative and a $0.2 million change in fair value was recorded for the three months ended March 31, 2021.

The Company determined that the True-Up Payment constituted a “make-whole” provision as defined by U.S. GAAP that was required to be settled in cash and, as such, was bifurcated from the host instrument, the Series 2 Preferred. It was accounted for as a derivative liability prior to settlement, with changes in fair value recorded in change in fair value of derivative liabilities in the condensed consolidated statement of operations for the three months ended March 31, 2021.

Redemption: There are triggering events, as defined, that can cause the Series 2 Preferred to be redeemable at the option of the holder, some of which are outside the control of the Company.

Conversion at option of holder/ beneficial ownership limitation: The Series 2 Preferred is convertible at the option of holder at the lesser of (i) $1.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five day average volume weighted average price of the common, provided the conversion price has a floor of $0.50 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like). Conversion is subject to a beneficial ownership limitation of 4.99%. This limitation was increased by the holder to 9.99% prior to the Merger.

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

Anti-dilution: The Series 2 Preferred provides for customary adjustments in the event of dividends or stock splits and anti-dilution protection.

Warrants

At March 31, 2022, the outstanding warrants consisted of the following:

Date Issued	Number of Warrants	Exercise Price	Expiration Date
April 1, 2020	2,462,600	$0.125	April 1, 2030
April 1, 2020	462,600	$0.500	April 1, 2030
March 30, 2020	350,000	$1.250	March 30, 2025
August 17, 2020	134,000	$1.250	August 17, 2025
March 15, 2022	250,000	$0.500	March 15, 2027
March 21, 2022	250,000	$0.500	March 21, 2027
March 22, 2022	250,000	$0.500	March 22, 2027
March 24, 2022	600,000	$0.500	March 24, 2027
	4,759,200

A summary of the warrant activity during the three months ended March 31, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at January 1, 2022	3,409,200	$0.34	7.6
Granted	1,350,000	$0.50	5.0
Exercised	—	$—	—
Forfeited/Other Adjustments	—	$—	—
Outstanding at March 31, 2022	4,759,200	$0.38	6.6

Exercisable at March 31, 2022	4,759,200	$0.38	6.6

As discussed in Note 7, 1,350,000 warrants were granted in March 2022 in connection with the issuance of 8% Convertible Debt and are equity-classified in the condensed consolidated financial statements. The net proceeds from the issuance were allocated to the 8% Convertible Debt and the warrants based on their relative fair values at the issuance date, resulting in an allocation of approximately $0.3 million to the warrants. Assumptions used in calculating the fair value of the warrants at the issuance date include the following:

Stock price per share	$0.37 – 0.40
Term	5.0 years
Expected volatility	90.00%
Divided yield	—
Risk-free interest rate	2.10% – 2.39%

Options

In August 2021, the Company adopted the 2021 Inducement Plan (“the Plan”). Under the 2021 Inducement Plan, the Company can grant stock options and stock awards. There are 500,000 shares of common stock reserved for issuance under the Plan. As of March 31, 2022, 50,000 shares remained available for future grants.

In November 2021, the Company adopted the 2021 Equity Incentive Plan (the “Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options and stock awards. The stockholders of the Company approved the Incentive Plan on December 30, 2021. There are 2,000,000 shares of common stock reserved for issuance under the Incentive Plan. As of March 31, 2022, 2,000,000 shares remained available for future grants.

Share-based awards generally vest over a period of three years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is five years. The expiration date of the outstanding share-based awards is August 2026.

The Company recorded share-based compensation expense of approximately $6,000 in general and administrative expenses during the three months ended March 31, 2022.

The following table summarizes the share-based awards as of March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at March 31, 2022	450,000	$1.38	4.3

Exercisable at March 31, 2022	175,000	$2.22	4.3

There were no options granted, exercised or forfeited during the three months ended March 31, 2022. As of March 31, 2022, the unrecognized compensation cost related to outstanding share-based awards was approximately $43,000 and is expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

10. COMMITMENTS AND CONTINGENCIES

Legal proceedings

Indemnification agreement and tail policy

On March 25, 2020, pursuant to the requirements of the Merger Agreement, Chanticleer, Sonnet and Amergent entered into an indemnification agreement (“Indemnification Agreement”) providing that Amergent will fully indemnify and hold harmless each of Chanticleer and Sonnet, and each of their respective directors, officers, stockholders and managers who assumes such role upon or following the closing of the Merger against all actual or threatened claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, administrative, investigative or otherwise, related to the Spin-Off business prior to or in connection with its disposition to Amergent. The Indemnification Agreement will expire on March 25, 2026.

In addition, pursuant to Merger Agreement, prior to closing of the Merger, the Spin-Off entity acquired a tail insurance policy in a coverage amount of $3.0 million, prepaid in full by the Spin-Off entity, at no cost to the indemnitees, and effective for at least six years following the consummation of the disposition, covering the Spin-Off entity’s indemnification obligations to the indemnitees (referred to herein as the “Tail Policy”). No claims have arisen to date, and the Company does not anticipate that any potential liability would exceed the insured amount.

Litigation related to leased properties

During 2021 and the three months ended March 31, 2022, the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to seven sites of which four have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets. See leases section below for discussion of past due rent on abandoned locations.

No amounts have been accrued as of March 31, 2022 or December 31, 2021 in the accompanying condensed consolidated balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of March 31, 2022, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

Leases

The Company’s leases typically contain rent escalations over the lease terms. The Company recognizes expense for these leases on a straight-line basis over the lease terms. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the leases. These incentives are amortized through the right-of-use asset as reductions of expense over the lease terms.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	Classification	March 31, 2022	December 31, 2021
Right-of-use assets	Operating lease assets	$8,336	$8,021

Current lease liabilities	Current operating lease liabilities	4,425	4,599
Non-current lease liabilities	Long-term operating lease liabilities	8,897	8,644
		$13,322	$13,243

Lease term and discount rate were as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	6.5	6.7
Weighted average discount rate	7.8%	8.1%

As of March 31, 2021, we performed an analysis of the recoverability of our right-of-use assets. Based on the analysis, an impairment charge of approximately $0.7 million was recorded for the three months ended March 31, 2021. The impairment recognized during the three months ended March 31, 2021 was primarily the result of the impact of the COVID-19 outbreak in the United States, which had a significant impact throughout the hospitality industry. Negative impacts to the operating results and cash flows varied significantly at the store level, where some stores operated at a reduced capacity and several stores were permanently closed.

During the three months ended March 31, 2022, no lease liabilities were derecognized. During the three months ended March 31, 2021, approximately $43,000 of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements. The cancellations resulted from the COVID-19 pandemic. The Company had lease liabilities of $2.5 million related to abandoned leases as of March 31, 2022. These lease liabilities are presented as part of current operating lease liabilities.

During the three months ended March 31, 2022, the Company amended certain leases and changed its assumptions regarding the exercise of a renewal option, which have been accounted for as lease modifications. The operating lease assets and liabilities were remeasured at the modification dates, resulting in an increase of $0.6 million to both the right-of-use assets and lease liabilities. There were no lease modifications during the three months ended March 31, 2021.

Rent expense of approximately $0.5 million was incurred during the three months ended March 31, 2022, of which approximately $13,000 was variable. Rent expense of approximately $0.6 million was recognized the three months ended March 31, 2021, of which approximately $0.1 million was variable.

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

RRF

As discussed in Note 2, Pie Squared Holdings received an approximately $10.0 million grant under the RRF and the Company assumed the risks and rewards related to the grant through the acquisition of Pie Squared Holdings. If it is determined that Pie Squared Holdings obtained the grant improperly or the disbursement of such grant monies was not for “eligible uses,” then the Company would be responsible for the ramifications of such actions including the repayment of the $10.0 million of grant monies, among other items.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the condensed consolidated financial statements were available to be issued, and there are no items requiring disclosure.

12. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company, while undergoing the audit of its consolidated financial statements as of December 31, 2021 and for the year then ended, determined that it had over-depreciated certain assets. This impacted the previously reported amounts for property and equipment and depreciation and amortization, among other line items, in the condensed consolidated interim financial statements.

The following table sets forth the effects of the adjustment on affected items within the Company’s previously reported Condensed Consolidated Balance Sheet:

	March 31, 2021
(in thousands)	As reported	Adjustment	As restated
Property and equipment, net	$3,172	$136	$3,308
Accumulated deficit	$(97,136)	$136	$(97,000)

The following table sets forth the effects of the adjustment on affected items within the Company’s previously reported Condensed Consolidated Statement of Operations:

	Three months ended March 31, 2021
	As reported	Adjustment	As restated
Depreciation and amortization	$368	$(136)	$232
Operating (loss) income	$(2,790)	$136	$(2,654)
Consolidated net (loss) income	$(2,713)	$136	$(2,577)
Net (loss) income attributable to Amergent Hospitality Group Inc.	$(2,548)	$136	$(2,412)
Net (loss) income attributable to Amergent Hospitality Group Inc. per common share, basic and diluted	$(0.18)	$0.01	$(0.17)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly those under “Risk Factors.”

Overview

As of March 31, 2022, we operate and franchise a system-wide total of 42 fast casual restaurants, of which 29 are company-owned and 13 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 2 company-owned locations in North Carolina and New York. ABC is known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

The Burger Joint (“BGR”) was acquired in March 2015 and consists of 7 company-owned locations and 7 franchisee-operated locations in the United States.

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 16 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. One location was temporarily closed at March 31, 2022 due to lack of available employees. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores, and the partners supply the capital to open the stores in exchange for a non-controlling interest.

Pie Squared Holdings (“PIE”) was acquired in August 2021. PIE, directly and through its 4 wholly-owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of 3 company-owned locations, one of which opened on January 4, 2022, and 9 franchised locations. Three of these franchised locations were not open at the time of purchase and are not included in our total store count. One additional franchise location is planned to open in 2022.

The Jantzen Beach, Oregon gaming location was a former Hooters of America location and is only open for online gaming sales, drinks and a limited food menu.

Recent developments

In March 2022, we commenced a private placement of up to $3.0 million of 8% senior unsecured convertible debentures (the “8% Convertible Debt”) and 3,000,000 common stock warrants. Pursuant to the Securities Purchase Agreement, we issued $1.35 million of 8% Convertible Debt and warrants to purchase the number of shares of our common stock equal to the principal amount of 8% Convertible Debt issued. The 8% Convertible Debt matures 18 months after issuance and is subject to acceleration in the event of customary events of default. Interest is payable quarterly in cash. The 8% Convertible Debt may be converted by the holders at any time at a fixed conversion price of $0.40 per share, and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Both the notes and the warrants include a beneficial ownership blocker of 4.99% and contain customary provisions preventing dilution and providing the holders rights in the event of fundamental transactions. Upon the earlier of the maturity date or the one-year anniversary of conversion of the 8% Convertible Debt, holders of 51% of the registrable securities may request the Company to file a registration statement for the securities. The warrants can be exercised on a cashless basis and expire five years from the issuance date. If the Company makes any distribution to the common stockholders, the holders of the warrants will be entitled to participate on an as-if-exercised basis.

In connection with the issuance of the 8% Convertible Debt, the maturity date of the existing 10% secured convertible debenture (“10% Convertible Debt”) was extended to April 1, 2024, and the holder of the existing 10% Convertible Debt agreed to subordinate payment of its 10% Convertible Debt to payment of the 8% Convertible Debt.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Our results of operations are summarized below:

	Three months ended
	March 31, 2022		March 31, 2021
(in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Revenue:
Restaurant sales, net	$4,758	84.2%	$4,444	96.8%	7.1%
Gaming income, net	103	1.8%	57	1.2%	80.7%
Franchise income	789	14.0%	92	2.0%	757.6%
Total revenue	5,650		4,593
Expenses:
Restaurant cost of sales	1,492	31.4%	1,316	29.6%	13.4%
Restaurant operating expenses	3,479	73.1%	3,245	73.0%	7.2%
General and administrative expenses	1,336	23.6%	1,166	25.4%	14.6%
Asset impairment charges	—	0.0%	1,288	28.0%	(100.0)%
Depreciation and amortization	222	3.9%	232	5.1%	(4.3)%
Grant income	(548)	(9.7)%	—	—%	100.0%
Total expenses	5,981		7,247
Operating loss	(331)		(2,654)
Other income (expense):
Interest expense	(187)	(3.3)%	(157)	(3.4)%	19.1%
Change in fair value of derivative liabilities	—	—%	185	4.0%	(100.0)%
Change in fair value of investment	(4)	(0.1)%	4	0.1%	(200.0)%
Change in fair value of convertible promissory note	116	2.1%	—	—%	100.0%
Gain on extinguished lease liabilities	—	—%	43	0.9%	(100.0)%
Gain on extinguished trade payable	161	2.8%	—	—%	100.0%
Other income	219	3.9%	2	—%	10,850.0%
Total other income	305		77
Loss before income taxes	(26)		(2,577)
Income tax expense	(2)	—%	—	—%	100.0%
Consolidated net loss	$(28)		$(2,577)

* Restaurant cost of sales and operating expenses percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased to $5.7 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021.

	Three months ended March 31, 2022
(in thousands)	Amount	% of Revenue
Restaurant sales, net	$4,758	84.2%
Gaming income, net	103	1.8%
Franchise income	789	14.0%
Total revenue	$5,650	100.0%

	Three months ended March 31, 2021
(in thousands)	Amount	% of Revenue
Restaurant sales, net	$4,444	96.8%
Gaming income, net	57	1.2%
Franchise income	92	2.0%
Total revenue	$4,593	100.0%

●	Revenue from restaurant sales increased 7.1% to $4.8 million for the three months ended March 31, 2022, compared to $4.4 million for the three months ended March 31, 2021. The primary reasons for the increase were due to increased occupancy and declining hesitancy from the public to dine in public locations as a result of the rebound from the COVID-19 pandemic.

●	Gaming income increased 80.7% to $0.1 million for the three months ended March 31, 2022, compared to $0.06 million for the three months ended March 31, 2021. The primary reason for this increase was due to the effect of COVID-19 pandemic recovery.

●	Franchise income increased 757.6% to $0.8 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021, which is primarily due to $0.7 million of franchise income recognized in March 2022 as a result of the Company terminating its international Master Franchise Agreement as the requirements in the agreement had not been met and all international stores had been closed. The Master Franchisee notified the Company that it would not be reopening these stores. In addition, contract liabilities decreased $0.7 million as a result of the termination of the international Master Franchise Agreement.

Restaurant cost of sales

Restaurant cost of sales increased to $1.5 million for the three months ended March 31, 2022 from $1.3 million for the three months ended March 31, 2021. The restaurant cost of sales as a percentage of restaurant sales increased to 31.4% for the three months ended March 31, 2022 from 29.6% for the three months ended March 31, 2021. The overall increase in restaurant cost of sales was due to the 7.1% increase in restaurant revenue to $4.8 million for the three months ended March 31, 2022 compared to $4.4 million for the three months ended March 31, 2021. The increase in restaurant cost of sales as a percentage of restaurant sales is a result of rising food costs.

Restaurant operating expenses

Restaurant operating expenses increased to $3.5 million for the three months ended March 31, 2022 from $3.2 million for the three months ended March 31, 2021. The increase in restaurant operating expenses was driven by the overall increase in revenue, as described in the revenue section above. In addition, we operated 29 company-owned restaurants during the three months ended March 31, 2022, compared to 26 company-owned restaurants during the three months ended March 31, 2021.

General and administrative expense (“G&A”)

G&A expenses were approximately $1.3 million during the three months ended March 31, 2022 and $1.2 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, salary and benefits increased by $0.2 million due to the addition of two senior management personnel and advertising, insurance and other expenses increased by $0.1 million due to an increase in advertising spending as we begin to recover from the COVID-19 pandemic. These increases were offset by a decrease of $0.1 million in audit, legal and other professional services, as the three months ended March 31, 2021 included the first year-end audit subsequent to being spun-off from Chanticleer, as well as professional services and fees related to lease-related legal and accounting matters. Significant components of G&A are summarized as follows:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021	Change
Audit, legal and other professional services	$465	$607	$(142)
Salary and benefits	657	438	219
Advertising, insurance and other	179	112	67
Stockholder services and fees	13	4	9
Travel and entertainment	22	5	17
Total G&A expenses	$1,336	$1,166	$170

Asset impairment charges

We did not record any asset impairment charges during the three months ended March 31, 2022.

Asset impairment charges of $1.3 million were recorded during the three months ended March 31, 2021. The impairment was comprised of $0.3 million, $0.7 million and $0.3 million of impairment on property and equipment, right-of-use asset and intangible assets, respectively, and was due to cash flow implications resulting from the ongoing COVID-19 pandemic.

Grant income

Grant income of $0.5 million from the Restaurant Revitalization Fund (“RRF”) was recognized during the three months ended March 31, 2022. Pie Squared Holdings, which we acquired during August 2021, received a grant under the RRF and $2.0 million of unused funds at the closing of the acquisition were placed into escrow for our benefit.

We did not receive any grant income during the three months ended March 31, 2021.

Other income (expense)

Interest expense increased 19.1% to $0.2 million for the three months ended March 31, 2022, compared to $0.2 million for the three months ended March 31, 2021. The increase in interest expense is primarily the result of new borrowings, including the 8% secured, convertible promissory note of $1.0 million issued as consideration for the acquisition of Pie Squared Holdings in August 2021, $1.4 million of 8% senior unsecured convertible debentures issued in March 2022, and $0.3 million in notes payable issued in March 2022.

There were no derivative liabilities recorded during the three months ended March 31, 2022. During the three months ended March 31, 2021, the change in fair value of derivative liabilities was a $0.2 million gain related to the True-Up Payment derivative. Derivative liabilities were marked to market on a quarterly basis and fluctuations in value are reflective of the fair market value at the point in time at which the instruments were measured. The True-Up Payment derivative was settled in July 2021 with a cash payment of $66,136.

In August 2021, we issued an 8% secured, convertible promissory note as consideration for the acquisition of Pie Squared Holdings. We have elected to measure the convertible promissory note at fair value, with changes in fair value recognized in operations. We recognized a change in fair value of $0.1 million during the three months ended March 31, 2022. There were no similar transactions during the three months ended March 31, 2021.

There were no cancelled lease obligations during the three months ended March 31, 2022. During the three months ended March 31, 2021, we recognized a gain on extinguished lease liabilities of $43,000 due to the derecognition of operating lease liabilities resulting from our negotiation of the cancellation of our obligations under certain lease arrangements. The cancellations resulted from the COVID-19 pandemic.

During the three months ended March 31, 2022, we recognized a gain on extinguished trade payable of $0.2 million due to the settlement of outstanding amounts with a supplier. There were no such settlements during the three months ended March 31, 2021.

Other income increased $0.2 million to $0.2 million for the three months ended March 31, 2022, compared to $2,000 for the three months ended March 31, 2021, which was primarily due to a dividend received from our investment in Hooters of America of approximately $0.1 million and rebates of $0.1 million.

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(707)	$(684)
Net cash used in investing activities	(57)	(2)
Net cash provided by financing activities	1,597	1,955
Effect of foreign currency exchange rates	—	7
	$833	$1,276

Cash used in operating activities was approximately $0.7 million for each of the three months ended March 31, 2022 and 2021. The use of cash in the three months ended March 31, 2022 was primarily attributable to the net loss of $28,000 and non-cash income of $0.1 million for a fair value adjustment to a convertible promissory note, offset by non-cash charges to operations of $0.6 million for depreciation and amortization. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts. The use of cash in the three months ended March 31, 2021 was primarily attributable to the net loss of $2.8 million and non-cash income of $0.2 million for a fair value adjustment to a derivative, offset by non-cash charges to operations of $1.3 million for asset impairments and $0.5 million for depreciation and amortization. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts. The cash movements in asset and liability accounts from the three months ended March 31, 2021 to the three months ended March 31, 2022 can be attributed primarily to a $0.4 million decrease in cash for payments of accounts payable and accrued expenses, offset by a $0.4 million increase in cash due to collection of other receivables consisting primarily of grant income.

Cash used in investing activities for the three months ended March 31, 2022 and 2021 was primarily attributable to expenditures on property and equipment.

Cash provided by financing activities for the three months ended March 31, 2022 was approximately $1.6 million, compared to cash provided by financing activities of approximately $2.0 million for the three months ended March 31, 2021. The primary drivers of the cash provided by financing activities during 2022 were proceeds of $1.4 million related to the issuance of 8% senior unsecured convertible debentures and proceeds of $0.3 million related to the issuance of notes payable. The primary driver of the cash provided by financing activities during 2021 was proceeds from a $2.0 million Payment Protection Program (“PPP”) loan.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of March 31, 2022, our cash balance was $3.1 million, of which $0.6 million was restricted cash, our working capital deficiency was $12.0 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, government stimulus funds and other forms of external financing.

In early March 2020, the COVID-19 pandemic was declared to be a National Public Health Emergency, and the Centers for Disease Control and Prevention, as well as state and local legislative bodies and health departments, began issuing orders related to social distancing requirements, reduced restaurant seating capacity and other restrictions which resulted in a significant reduction in traffic at our restaurants. As of mid-March 2020, the ordinances tightened, and dine-in capacity was eliminated or severely restricted. By April 2020, at the request of most state and local legislative bodies, we closed all of our dining rooms and began to operate in a take-out and delivery only capacity. In early May 2020, states began allowing the re-opening of dining rooms in a limited capacity and by the end of June 2020, we had re-opened dining rooms in approximately 95% of our restaurants while adhering to social distancing restrictions, which limited the number of guests we could serve in our restaurants at one time. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that again reduced dining room capacity or mandated the closure of dining rooms. As a result, we began fiscal 2021 with significant limitations on our operations which, over the course of the fiscal year, varied widely from time to time, state to state and city to city; however, nonetheless negatively impacted our sales. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early to mid-2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

While cases continue to decline and staffing continues to improve, overall consumer and business activity remains muted in certain markets as consumer behaviors have changed due to the COVID-19 pandemic and some businesses have yet to bring employees back into their offices. Our restaurant operations have been, and could again in the future, be disrupted by team member staffing issues because of illness, exclusion, fear of contracting COVID-19 or caring for family members due to COVID-19, legal requirements for employee vaccinations or COVID testing, lack of labor supply, competitive labor pressures, or for other reasons. Furthermore, inflation has been and is elevated across our business, including food costs, due in part to the supply chain impacts of the pandemic. We remain in regular contact with our major suppliers and while, to date, we have not experienced significant disruptions in our supply chain due to the COVID-19 pandemic, we could see significant future disruptions should the impacts of the pandemic continue. Currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and, therefore, our restaurants are serving customers in our dining rooms without social distancing requirements. However, it is possible additional outbreaks could lead to restrictive measures that could impact our guest demand and dining room capacity.

Our current operating losses, combined with our working capital deficit and uncertainties regarding the impact of COVID-19, raise substantial doubt about our ability to continue as a going concern.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors.”

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2022, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2022 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2021 that has not been fully remediated by the end of the three month period ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management determined that the deficiency could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiency constitutes a material weakness in internal control.

Remediation Plans

We initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including recruitment of an accounting consultant and seeking outside advice from other third-party consultants to assist in improving the Company’s internal control, simplifying its reporting processes and reducing the risk of undetected errors. In June 2020, the Company hired an accounting consultant that has appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations and has allowed the Company to be better aligned with segregation of duties. With the hiring of this consultant, the Company will be instituting monthly and quarterly meetings to identify significant, infrequent and unusual transactions as well as ensure timely reporting. Additionally, in September 2020 the Company engaged a third-party accounting and advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions as well as provide valuation services to the Company. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of March 31, 2021, approximately $1.3 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

During 2021 and the three months ended March 31, 2022, the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to seven sites, of which four have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

From time to time, the Company may be involved in other legal proceedings and claims that arise in the ordinary course of business and may generally be covered by insurance. As of March 31, 2022, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

ITEM 1A: RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our “Form 10-K”) for the year ended December 31, 2021 and any subsequent filings with the Securities and Exchange Commission (“SEC”) made prior to the date hereof, which could materially affect our business, financial condition, results of operations or future results. These risks and uncertainties discussed in our Form 10-K and in any subsequent filings with the SEC made prior to the date hereof are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. Please also read the section entitled Cautionary Notice Regarding Forward-Looking Statements included in this Report.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 3 to 10% Secured Convertible Debenture dated March 9, 2021 by and between Amergent and Oz Rey, LLC (Incorporated by Reference to Exhibit 10.17 to Annual Report on Form 10-K for the period ended December 31, 2021, as filed April 15, 2022)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b), filed herewith.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

** Management Compensatory Contract or Arrangement

*** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2022.

AMERGENT HOSPITALITY GROUP, INC.

Date: May 23, 2022	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022		/s/ Stephen Hoelscher
Stephen Hoelscher
Chief Financial Officer
(Principal Financial Officer)

