Form 10-Q
period 2022-06-30
Amergent Hospitality Group Inc.
filed 2022-08-15
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s $0.0001 par value common stock as of August [12], 2022, was [15,706,736] shares.

Amergent Hospitality Group Inc. and Subsidiaries

TABLE OF CONTENTS

		Page No.

Part I	Financial Information	4

Item 1:	Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of Operations (Unaudited) – For the three and six months ended June 30, 2022 and 2021	6
	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) – For the three and six months ended June 30, 2022 and 2021	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited) – For the three and six months ended June 30, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the six months ended June 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4:	Controls and Procedures	34

Part II	Other Information	35

Item 1:	Legal Proceedings	35
Item 1A:	Risk Factors	35
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3:	Defaults Upon Senior Securities	35
Item 4:	Mine Safety Disclosures	35
Item 5:	Other Information	35
Item 6:	Exhibits	36

Signatures		37

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	We have a history of operating losses, and our estimates regarding the sufficiency of our cash resource and capital requirements and needs for additional financing raise substantial doubt about our ability to continue as a going concern;

●	We may not be able to extend or repay our indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern;

●	We require additional financing to support our working capital and execute our operating plans for fiscal 2022, which may not be available or may be costly and dilutive;

●	Decline in global financial markets, inflation and economic downturn;

●	Continuing impact of business interruptions resulting from the coronavirus COVID-19 global pandemic;

●	Our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods;

●	The risks associated with leasing space subject to long-term non-cancelable leases;

●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Whether or not we will receive forgiveness of our Paycheck Protection Program loans;

●	We may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes;

●	Difficulties as acquired restaurants are integrated into our operations and failure to realize anticipated synergies;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital; and

●	Sale of common stock or derivative securities by us in private placements or public offerings as well as the conversion of existing debt securities could result in substantial dilution to our existing stockholders.

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

3

PART I

ITEM 1: FINANCIAL STATEMENTS

Amergent Hospitality Group Inc. and Subsidiaries

Unaudited Financial Statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(in thousands except share and per share data)	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$966	$646
Restricted cash	—	1,672
Investments	34	50
Accounts and other receivables	904	865
Inventories	190	182
Prepaid expenses and other current assets	497	360
TOTAL CURRENT ASSETS	2,591	3,775
Property and equipment, net	3,062	3,115
Operating lease assets	7,962	8,021
Intangible assets, net	2,973	3,129
Goodwill	7,810	7,810
Investments	16	16
Deposits and other assets	353	352
TOTAL ASSETS	$24,767	$26,218

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,707	$6,844
Current portion of long-term debt and notes payable	3,661	3,264
Current portion of operating lease liabilities	4,180	4,599
Deferred grant income	373	1,545
TOTAL CURRENT LIABILITIES	14,921	16,252

Operating lease liabilities, net of current portion	8,604	8,644
Contract liabilities	80	757
Deferred tax liabilities	150	150
Long-term debt and notes payable, net of current portion (includes debt measured at fair value of $428 and $599 at June 30, 2022 and December 31, 2021, respectively)	7,301	6,593
TOTAL LIABILITIES	31,056	32,396

Commitments and contingencies (see Note 13)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 100 issued and outstanding at both June 30, 2022 and December 31, 2021	58	58

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 shares; 15,706,736 shares issued and outstanding at both June 30, 2022 and December 31, 2021	2	2
Additional paid-in-capital	93,156	92,882
Accumulated deficit	(98,392)	(97,963)
Total Amergent Hospitality Group Inc. Stockholders’ Deficit	(5,234)	(5,079)
Non-controlling interests	(1,113)	(1,157)
TOTAL STOCKHOLDERS’ DEFICIT	(6,347)	(6,236)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$24,767	$26,218

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in thousands except share and per share data)		(Restated)		(Restated)
Revenue:
Restaurant sales, net	$5,323	$5,217	$10,081	$9,661
Gaming income, net	145	111	248	169
Franchise income	108	105	897	199
Total revenue	5,576	5,433	11,226	10,029
Expenses:
Restaurant cost of sales	1,701	1,617	3,193	2,933
Restaurant operating expenses	3,679	3,455	7,158	6,701
General and administrative expenses	1,806	1,208	3,142	2,375
Asset impairment charges	—	—	—	1,288
Depreciation and amortization	201	227	423	459
Employee retention credit and other grant income	(1,287)	(1,473)	(1,835)	(1,473)
Total expenses	6,100	5,034	12,081	12,283
Operating (loss) income	(524)	399	(855)	(2,254)
Other income (expense):
Interest expense	(224)	(158)	(411)	(318)
Change in fair value of derivative liabilities	—	(66)	—	119
Change in fair value of investment	(12)	(124)	(16)	(120)
Change in fair value of convertible promissory note	55	—	171	—
Gain on extinguished/settled lease liabilities	256	275	256	319
Gain on extinguished trade payable	—	—	161	—
Other income	92	171	311	174
Total other income	167	98	472	174
(Loss) income before income taxes	(357)	497	(383)	(2,080)
Income tax expense	—	—	(2)	—
Consolidated net (loss) income	(357)	497	(385)	(2,080)

Less: Net (income) loss attributable to non-controlling interests	(45)	(60)	(44)	104
Net (loss) income attributable to Amergent Hospitality Group Inc.	$(402)	$437	$(429)	$(1,976)

Net (loss) income attributable to Amergent Hospitality Group Inc. per common share, basic	$(0.03)	$0.01	$(0.03)	$(0.13)
Net (loss) income attributable to Amergent Hospitality Group Inc. per common share, diluted	$(0.03)	$0.01	$(0.03)	$(0.13)

Weighted average shares outstanding, basic	15,706,736	15,321,571	15,706,736	14,904,471
Weighted average shares outstanding, diluted	15,706,736	17,280,625	15,706,736	14,904,471

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in thousands)		(Restated)		(Restated)
Net (loss) income attributable to Amergent Hospitality Group Inc.	$(402)	$437	$(429)	$(1,976)
Foreign currency translation gain	—	7	—	16
Comprehensive (loss) income	$(402)	$444	$(429)	$(1,960)

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	(Temporary equity) Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance, January 1, 2022	100	$58	15,706,736	$2	$92,882	$(97,963)	$—	$(1,157)	$(6,236)
Share-based compensation expense	—	—	—	—	6	—	—	—	6
Issuance of warrants	—	—	—	—	263	—	—	—	263
Net loss	—	—	—	—	—	(27)	—	(1)	(28)
Balance, March 31, 2022	100	58	15,706,736	2	93,151	(97,990)	$—	(1,158)	(5,995)
Share-based compensation expense	—	—	—	—	5	—	—	—	5
Net loss	—	—	—	—	—	(402)	—	45	(357)
Balance, June 30, 2022	100	$58	15,706,736	$2	$93,156	$(98,392)	$—	$(1,113)	$(6,347)

	(Temporary equity) Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling
(in thousands except share data, restated)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance, January 1, 2021	787	$460	14,282,736	$1	$92,433	$(94,587)	$(26)	$(970)	$(3,149)
Conversion of preferred stock into common stock	(125)	(73)	250,000	—	73	—	—	—	73
Foreign currency translation	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	(2,412)	—	(165)	(2,577)
Balance, March 31, 2021	662	387	14,532,736	1	92,506	(96,999)	(17)	(1,135)	(5,644)
Conversion of preferred stock into common stock	(562)	(329)	1,124,000	1	328	—	—	—	329
Foreign currency translation	—	—	—	—	—	—	7	—	7
Net income	—	—	—	—	—	437	—	60	497
Balance, June 30, 2021	100	$58	15,656,736	$2	$92,834	$(96,562)	$(10)	$(1,075)	$(4,811)

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2022	June 30, 2021
(in thousands)		(Restated)
Cash flows from operating activities:
Net loss	$(385)	$(2,080)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	423	459
Amortization of operating lease assets	666	429
Asset impairment charges	—	1,288
Gain on extinguished/settled lease liabilities	(256)	(319)
Gain on extinguished trade payable	(161)	—
Share-based compensation	11	—
Change in fair value of investment	16	120
Change in fair value of convertible promissory note	(171)	—
Amortization of debt discount	91	90
Change in fair value of derivative liabilities	—	(119)
Change in operating assets and liabilities:
Accounts and other receivables	(39)	153
Inventories	(8)	10
Prepaid expenses and other assets	(138)	(72)
Accounts payable and accrued expenses	220	(348)
Deferred grant income	(1,172)	—
Operating lease liabilities	(1,066)	(742)
Contract liabilities	(677)	(36)
Net cash flows used in operating activities	(2,646)	(1,167)

Cash flows from investing activities:
Purchase of property and equipment	(154)	(15)
Net cash flows used in investing activities	(154)	(15)

Cash flows from financing activities:
Proceeds from long-term debt and notes payable	1,647	2,000
Payments of long-term debt and notes payable	(190)	(53)
Payment of financing costs	(9)	—
Net cash flows provided by financing activities	1,448	1,947
Effect of exchange rate changes on cash	—	9
Net (decrease) increase in cash and restricted cash	(1,352)	774
Cash and restricted cash, beginning of period	2,318	1,929
Cash and restricted cash, end of period	$966	$2,703

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$268	$294
Income taxes	$28	$—

Non-cash operating, investing and financing activities:
Conversion of Preferred Series 2 stock to common stock	$—	$402
Change in operating lease assets and liabilities due to amended leases	$607	$—
Issuance of warrants in connection with convertible promissory notes	$263	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$60	$—
Settled lease liabilities included in accounts payable and accrued expenses	$256	$—

Details of end of period cash and restricted cash:
Cash	$966	$2,262
Restricted cash	—	441
Total cash and restricted cash	$966	$2,703

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Amergent and its subsidiaries (collectively “we,” “us,” “our,” or the “Company”). All intercompany and inter-entity balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of options, warrants and convertible notes payable using Black-Scholes and Monte Carlo models, and analysis of the recoverability of goodwill and long-lived assets. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing COVID-19 pandemic and the COVID-19 control responses.

Certain prior year amounts have been updated to conform to the current period presentation. The Company has opted to present the financial information on the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows in thousands.

General

The accompanying condensed consolidated financial statements included in this Report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of December 31, 2021 and for the year then ended included in Amergent’s Annual Report on Form 10-K filed with the SEC on April 15, 2022. The results of operations for the three and six-month periods ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amergent’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) previously filed with the SEC.

There have been no changes to our significant accounting policies described in our 2021 Form 10-K that would have had a significant impact on these unaudited condensed consolidated financial statements and related notes.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company’s cash balance was $1.0 million, its working capital deficiency was $12.3 million and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

In early March 2020, the COVID-19 pandemic was declared to be a National Public Health Emergency. The global COVID-19 pandemic continues to adversely impact the economies in which we operate. As a result of rising case rates toward the end of 2020 and certain jurisdictions implementing restrictions that reduced dining room capacity or mandated the closure of dining rooms, the Company began fiscal 2021 with significant limitations on its operations which, throughout the fiscal year, varied widely from time to time, state to state and city to city, however, nonetheless negatively impacted sales. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early to mid-2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

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

For further information regarding the COVID-19 pandemic, see the discussion included in our 2021 Form 10-K.

The Company’s current operating losses, combined with its working capital deficit, raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. EMPLOYEE RETENTION CREDIT AND RESTAURANT REVITALIZATION FUND

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Although the program ended on January 1, 2022, the Company performed an analysis during the current period and determined that it was eligible for additional credits related to 2021 wages. As of each of June 30, 2022 and December 31, 2021, approximately $0.8 million of ERC is included in accounts and other receivables in the condensed consolidated balance sheets. For the three and six months ended June 30, 2022 and 2021, the Company recognized $0.7 million and $1.5 million, respectively, of ERC as a contra-expense included in employee retention credit and other grant income in the condensed consolidated statements of operations.

In addition to the ERC, the Company received credits under other government/government agency programs of approximately $68,000 and $128,000 for the three and six months ended June 30, 2021, respectively, of which approximately $27,000 and $41,000 and $85,000 and $44,000 were recorded as an offset to restaurant operating expenses and as other income, respectively, in the condensed consolidated statements of operations.

Restaurant Revitalization Fund

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program provided restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023. In 2021 and prior to its acquisition by the Company in August 2021, Pie Squared Holdings (see Note 9) received a grant under the U.S. Small Business Administration’s (“U.S. SBA”) RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of the acquisition were $2.0 million, and these funds were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. Restricted cash and a deferred grant income liability were recorded for the unused proceeds from the RRF, and grant income is being recognized as the Company expends the funds on eligible costs incurred under the RRF post acquisition. As of June 30, 2022 and December 31, 2021, the Company had restricted cash of nil and $1.7 million, respectively, related to the unused proceeds from the RRF. For the three and six months ended June 30, 2022, the Company recognized $0.6 million and $1.1 million, respectively, related to the RRF as a contra-expense included in employee retention credit and other grant income and in the condensed consolidated statements of operations.

The Company periodically submits to the escrow agent for the acquisition the planned uses of these funds, and the sellers have the right to review the planned uses to determine whether, in the sellers’ opinion, the planned uses meet the criteria of “eligible uses” under the RRF. If determined to not meet such criteria, then the escrow agent will not distribute that portion of the request. Any unused funds on March 11, 2023, or if applicable, the awardee permanently closed before using all funds on authorized purposes, are repayable to the U.S. SBA. As the Company acquired all the outstanding membership interests in Pie Squared Holdings, the Company is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Squared Holdings obtained the grant improperly or that disbursements of such grant monies were not “eligible uses,” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10.0 million of grant monies, among other items. Management completed its analysis of this contingency and concluded that, through the date at which the condensed consolidated financial statements were available to be issued, a liability does not need to be recorded for this contingency. In connection with the acquisition, the Company obtained an indemnification from the sellers which is inclusive of any matters related to the RRF.

4. REVENUE

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed. The recognition of initial and renewal license fees is accelerated if the franchise or development agreement is terminated. During the six months ended June 30, 2022, the Company recognized $0.7 million of franchise income as a result of the cancellation of its international Master Franchise Agreements. There were no franchise or development agreement terminations during the three months ended June 30, 2022 and 2021 or the six months ended June 30, 2021.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below reflects the level of the inputs used in the Company’s fair value calculations:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2022
Assets (Note 6)
Common stock of Sonnet	$34	$—	$—	$34
Liabilities (Note 9)
Convertible note payable	$—	$—	$928	$928

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2021
Assets (Note 6)
Common stock of Sonnet	$50	$—	$—	$50
Liabilities (Note 9)
Convertible note payable	$—	$—	$1,099	$1,099

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, restricted cash, accounts receivable, other receivables, accounts payable, other current liabilities, convertible notes payable (other than the convertible note payable discussed below) and notes payable approximate fair value due to the short-term maturities of these financial instruments and/or because related interest rates offered to the Company approximate current rates.

The Company evaluated the convertible note payable issued in connection with the acquisition of Pie Squared Holdings (see Note 9) in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion price discount creates a derivative. This derivative was not clearly and closely related to the debt host and was required to be separated and accounted for as a derivative instrument. The Company elected to initially and subsequently measure the convertible note payable at fair value, with changes in fair value recognized in operations.

The estimated fair value of the convertible note payable was determined using a Monte Carlo simulation and the following assumptions as of June 30, 2022:

Volatility	105.00%
Risk free rate	1.5% - 2.82%
Stock price	$0.26
Credit spread	26.28%

The reconciliation of the convertible note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Six months ended June 30, 2022
Balance at January 1, 2022	$1,099
Change in fair value	(171)
Balance at June 30, 2022	$928

6. INVESTMENTS

Investments consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Common stock of Sonnet, at fair value (a)	$34	$50
Chanticleer Investors, LLC, at cost (b)	16	16
Total	$50	$66

(a)	Represents the fair value of the common stock of Sonnet held by the Company after its exercise of warrants received in connection with the Merger. As of June 30, 2022, 122,064 shares of Sonnet were held.

(b)	Represents the Company’s investment in Chanticleer Investors, LLC, which holds an interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As of the dates presented, the Company’s effective economic interest in Hooters of America was less than 1%. In March 2022, the Company received a dividend from its investment in Hooters of America of approximately $0.1 million, which is included in other income for the six months ended June 30, 2022 in our condensed consolidated statement of operations.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$5,385	$5,511
Restaurant furniture and equipment	2,717	2,768
Construction in progress	45	20
Office and computer equipment	37	33
Office furniture and fixtures	—	57
	8,184	8,389
Accumulated depreciation and amortization	(5,122)	(5,274)
	$3,062	$3,115

As of June 30, 2021, we performed an analysis of the recoverability of the carrying value of our property and equipment. Based on the analysis, an impairment charge of approximately $0.3 million was recorded for the six months ended June 30, 2021, which is included in asset impairment charges in our condensed consolidated statements of operations. The impairment recognized during the six months ended June 30, 2021 was primarily the result of the impact of the COVID-19 outbreak in the United States, which had a significant impact throughout the hospitality industry. The impact varied by state/geographical area within the United States at various intervals during the pandemic and, therefore, the operating results and cash flows at the store level varied significantly. There were no indicators of impairment related to our property and equipment during the six months ended June 30, 2022.

We recognized depreciation expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2021, respectively.

8. INTANGIBLE ASSETS, NET

Goodwill

A rollforward of goodwill is as follows:

(in thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Beginning balance	$7,810	$8,591
Acquisition of Pie Squared Holdings	—	51
Sale of Hooters UK	—	(820)
Foreign currency translation loss	—	(12)
Ending balance	$7,810	$7,810

The Company performed a qualitative assessment at June 30, 2022 based on the best judgment of management for the future of the reporting unit and on information known at the time of the assessment, and determined that it was more likely than not that the fair value of its reporting unit exceeded the carrying amount and, therefore, a quantitative assessment was not deemed necessary and no impairment was recorded to goodwill.

Other Intangible Assets

Franchise and trademark/tradename intangible assets consist of the following:

(in thousands)		June 30, 2022	December 31, 2021
Trademark, Tradenames:
American Roadside Burger	10 years	$561	$561
BGR: The Burger Joint	Indefinite	739	739
Little Big Burger	Indefinite	1,550	1,550
PizzaRev	5 years	410	410
		3,260	3,260
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	828	828
PizzaRev	5 years	410	410
		1,238	1,238
Total intangibles at cost		4,498	4,498
Accumulated amortization		(1,525)	(1,369)
Intangible assets, net		$2,973	$3,129

As of June 30, 2021, we performed an analysis of the recoverability of the carrying value of our intangible assets. Based on the analysis, an impairment charge of approximately $0.3 million was recorded to trademark/tradenames for ABC: American Burger Company for the six months ended June 30, 2021, and is included in asset impairment charges in our condensed consolidated statements of operations. There were no indicators of impairment related to our intangible assets during the six months ended June 30, 2022.

We recognized amortization expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively.

Amortization expense for the next five years is as follows (in thousands):

Year ending December 31:
2022 (remaining six months)	$82
2023	164
2024	164
2025	164
2026	110
$684

9. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
10% convertible debt (a)	$4,038	$4,038
8% convertible debt (b)	1,350	—
Convertible promissory note (measured at fair value) (c)	928	1,099
PPP loans (d)	4,109	4,109
EIDL loans (e)	300	300
Contractor note (f)	348	348
Notes payable (g)	133	—
Total Debt	11,206	9,894
Less: discount on convertible debt (a), (b)	(244)	(37)
Total Debt, net of discount	$10,962	$9,857

Current portion of long-term debt and notes payable	$3,661	$3,264
Long-term debt and notes payable, less current portion	$7,301	$6,593

(a)	In connection with and prior to the Spin-Off and Merger, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey, LLC (“Oz Rey”) and certain original holders of the 8% non-convertible debentures that were satisfied during 2020, the Company issued a 10% secured convertible debenture (the “10% Convertible Debt”) to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% Convertible Debt is $4.0 million and is payable in full on April 1, 2024, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date.

The 10% Convertible Debt was previously amended to fix the conversion rate into common stock at $0.10 per share. There is also a limitation on Oz Rey’s ability to convert the debenture into common stock such that only the portion of the balance for which the Company has sufficient available shares, considering all other outstanding instruments at the time of conversion on a fully diluted basis, can be converted. Oz Rey may, however, upon reasonable notice to the Company, require the Company to include in its proxy materials, for any annual meeting of stockholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. As of June 30, 2022, $2.4 million of the 10% Convertible Debt was convertible into approximately 23,500,000 shares of common stock.

The Company recorded a debt discount of approximately $0.4 million for the difference between the face value of the 10% Convertible Debt and the estimated fair value at the April 1, 2020 issuance date and amortized this discount over the two-year term of the notes.

In connection with the 8% Convertible Debt transaction described in (b) below, the maturity date of the 10% Convertible Debt was extended to April 1, 2024 and Oz Rey agreed to subordinate payment of its 10% Convertible Debt to payment of the 8% Convertible Debt, which has been accounted for as a loan modification. In addition, Oz Rey received a fee equal to 2.0% of the principal amount of the 8% Convertible Debt issued in the transaction, which has been recorded as a debt discount and is being amortized over the two-year term of the related debt.

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

The 8% Convertible Debt matures 18 months after issuance and is subject to acceleration in the event of customary events of default. Interest is payable quarterly in cash. The 8% Convertible Debt may be converted by the holders at any time at a fixed conversion price of $0.40 per share, and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Both the notes and the warrants include a beneficial ownership blocker of 4.99% and contain customary provisions preventing dilution and providing the holders rights in the event of fundamental transactions. Upon the earlier of the maturity date or the one-year anniversary of conversion of the 8% Convertible Debt, holders of 51% of the registerable securities may request the Company to file a registration statement for the securities. The warrants can be exercised on a cashless basis and expire five years from the issuance date. If the Company makes any distribution to the common stockholders, the holders of the warrants will be entitled to participate on an as-if-exercised basis. As of June 30, 2022, the 8% Convertible Debt was convertible into 3,375,000 shares of common stock.

The Company analyzed the 8% Convertible Debt and did not identify any embedded features that require bifurcation from the host and accounting as derivatives. However, as the convertible notes payable were issued with warrants, the net proceeds from the issuance were allocated to the 8% Convertible Debt and the warrants based on their relative fair values, resulting in an allocation of $1.0 million to the 8% Convertible Debt and $0.3 million to the warrants (see Note 12). The Company recorded a debt discount of approximately $0.3 million for the difference between the face value of the 8% Convertible Debt and the amount allocated to the debt at the issuance date and is amortizing this discount over the 18-month term of the related debt.

(c)	On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings. The purchase price was funded through the issuance of an 8% secured, convertible promissory note with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. The note is convertible at any time, in whole or in part, at the holder’s option but includes a beneficial ownership blocker of 4.99%. The conversion price at any time is the volume weighted average price of the Company’s common stock the 30 trading days immediately prior to delivery of notice of conversion, less a discount of 15%; provided, however, that the conversion price has a floor of $0.50 per share and a cap of $2.00 per share. As of June 30, 2022, the note was convertible into 2,000,000 shares of common stock.

Interest on the convertible promissory note is due quarterly and $0.5 million of principal is due on August 30, 2022. Any remaining unpaid/non-converted amount is due on August 30, 2023. The Company elected to measure the convertible promissory note at fair value, with changes in the fair value recorded within change in fair value of convertible promissory note in the condensed consolidated statements of operations. See Note 5 for additional information on the valuation of the convertible promissory note as of June 30, 2022.

(d)	On April 27, 2020, Amergent received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bears interest at 1% per year, matures in April 2022, and requires monthly interest and principal payments of approximately $0.1 million beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full. The Company’s initial application for loan forgiveness in the full amount of the loan was denied, however, in March 2022, the U.S. SBA reversed its initial decision and will once again review the Company’s application for loan forgiveness. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

On February 25, 2021, the Company received a second PPP loan in the amount of $2.0 million. Amergent was not listed on a national securities exchange at the time of the loan application or funding. The note bears interest at 1% per year, matures on February 25, 2026, and requires monthly principal and interest payments of approximately $45,000 beginning June 25, 2022 through maturity. During 2022, the Company applied for loan forgiveness in the full amount of the loan. No assurance can be given as to the amount, if any, of forgiveness. The application for forgiveness allowed the Company to defer the timing of repayment until the forgiveness assessment is completed.

(e)	On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the U.S. SBA in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $0.3 million, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments of $1,462, including principal and interest, are due monthly. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the U.S. SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP loan. In March 2022, the U.S. SBA extended the deferral period for the EIDL payments for an additional 12 months. The Company’s installment payments will begin August 4, 2023.

(f)	The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note bears interest at 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $0.4 million. The additional $0.1 million is included in accounts payable and accrued expenses at June 30, 2022 and December 31, 2021.

(g)	In February and March 2022, eight company-owned stores entered into notes payable to Toast Capital Loans. The terms of the notes require payment of 13.2% of daily credit card sales of the eight stores until the notes are paid in full. The terms of the notes are 270 days and the implied intertest rate is approximately 15% per year.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. Oz Rey has provided a waiver of certain financial covenants through April 30, 2023.

Maturities of our debt as of June 30, 2022 are presented below (in thousands):

Year ending December 31:
2022 (remaining six months)	$3,397
2023	2,383
2024	4,579
2025	547
2026	98
Thereafter	274
Total debt maturities	11,278
Less: discount on convertible debt	(244)
Less: fair value adjustment	(72)
Total debt	$10,962

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
Accounts payable	$2,239	$2,544
Accrued expenses	1,940	1,955
Accrued taxes (VAT, sales, payroll, etc.)	2,236	2,149
Accrued interest	292	196
Accounts payable and accrued expenses, total	$6,707	$6,844

As of June 30, 2022 and December 31, 2021, approximately $2.2 million and $2.0 million, respectively, of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest. The Company will record an additional accrual for such payroll taxes upon receipt of notice from a relevant taxing authority. During the three and six months ended June 30, 2022, the Company increased its accrual for payroll taxes by $0.2 million. Upon the advice of our tax professionals, we are paying the trust fund portion of the outstanding tax accruals which represents the portion of taxes withheld from our employees but not remitted to the taxing authorities. For our locations that have permanently closed, our tax liability after paying the trust fund balance is approximately $0.8 million and is recorded within accrued taxes on our condensed consolidated balance sheet as of June 30, 2022. The taxing authorities have indicated that we are still liable for these amounts, however, since the locations are permanently closed and have no assets, they will stop active collection procedures on these amounts.

As of June 30, 2022 and December 31, 2021, the Company had no accrued interest or penalties relating to any income tax obligations.

11. INCOME OR LOSS PER COMMON SHARE

The Company computes net income or loss per share using the weighted-average number of common shares outstanding during the period. For periods with a net loss, basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 12, the potential conversion of the convertible debt, as described in Note 9, and share-based compensation awards, as described in Note 12, would be anti-dilutive.

For the three months ended June 30, 2021, the Company used the two-class method to compute basic net income per common share. Under this method, undistributed earnings are allocated to common stock, the Series 2 convertible preferred stock and the convertible debt to the extent that the Series 2 convertible preferred stock and convertible debt may share in earnings. In periods of net loss, losses are not allocated to participating securities as the holders of such securities have no obligation to fund losses. The total earnings allocated to common stock is then divided by the weighted average common shares outstanding to determine the basic earnings per share.

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants using the treasury stock method. In addition, the Company considers the potential dilutive impact of its Series 2 convertible preferred stock and convertible debt using the treasury stock and if-converted methods, if either is more dilutive than the two-class method. The two-class method was more dilutive for the three months ended June 30, 2021.

The following table summarizes the computation of basic and diluted net income per share for the three months ended June 30, 2021:

(in thousands, except share and per share data, restated)	Three months ended June 30, 2021
Basic net income per common share calculation:
Net income attributable to common shareholders	$437
Less: undistributed earnings to participating securities	(293)
Net income attributable to common shareholders, basic	$144
Weighted average common shares outstanding, basic	15,321,571
Net income per common share, basic	$0.01
Diluted net income per common share calculation:
Net income attributable to common shareholders	$437
Less: undistributed earnings to participating securities	(293)
Net income attributable to common shareholders, diluted	$144
Weighted average common shares outstanding, basic	15,321,571
Warrants	1,959,054
Weighted average common shares outstanding, diluted	17,280,625
Net income per common share, diluted	$0.01

12. STOCKHOLDERS’ EQUITY

2020 Bridge Financing

Pursuant to a Securities Purchase Agreement dated February 7, 2020, the Company sold 1,500 shares of a new series of convertible preferred stock of Chanticleer (the “Series 2 Preferred”) to an institutional investor. In March 2020, an aggregate of 713 shares of Series 2 Preferred were converted into shares of common stock. In connection with the Merger, all remaining outstanding shares of the Series 2 Preferred were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent. The shareholders of Chanticleer common stock received shares of Amergent on a 1 for 1 basis (spin-off shares) and received 1 share of Sonnet common stock for 26 shares of Chanticleer common stock held at the time of the Merger.

During the year ended December 31, 2021, the investors converted 637 shares of the Series 2 Preferred into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred to other investors. The shares sold to the investors no longer contain the True-Up Payment provision discussed below. The new investors converted 50 shares of Series 2 Preferred into 100,000 shares of common stock during May 2021, and 100 shares of Series 2 Preferred remain outstanding at December 31, 2021 and June 30, 2022.

The Series 2 Preferred is classified in the accompanying condensed consolidated balance sheets as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Designations, rights and preferences of Series 2 Preferred:

Stated value: Each share of Series 2 Preferred had a stated value of $1,000.

True-Up Payment: Amergent was required to pay the original holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred less the proceeds previously realized by the holder from the sale of all conversion and spin-off shares received by holder in Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares or spin-off shares on April 1, 2021 (which period was extended). This True-Up Payment was settled in July 2021 with a payment of $0.1 million, and the cash previously held in escrow for repayment is no longer subject to restriction for this matter.

The Company determined that the True-Up Payment constituted a “make-whole” provision as defined by U.S. GAAP that was required to be settled in cash and, as such, was bifurcated from the host instrument, the Series 2 Preferred. It was accounted for as a derivative liability prior to settlement, with changes in fair value recorded in change in fair value of derivative liabilities in the condensed consolidated statement of operations. A $0.1 million increase in fair value was recorded for the three months ended June 30, 2021 and a $0.1 million decrease in fair value was recorded for the six months ended June 30, 2021.

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

Triggering events: Breach of the Company’s obligations will trigger a redemption event.

Anti-dilution: The Series 2 Preferred provides for customary adjustments in the event of dividends or stock splits and anti-dilution protection.

Warrants

At June 30, 2022, the outstanding warrants consisted of the following:

Date Issued	Number of Warrants	Exercise Price	Expiration Date
April 1, 2020	2,462,600	$0.125	April 1, 2030
April 1, 2020	462,600	$0.500	April 1, 2030
March 30, 2020	350,000	$1.250	March 30, 2025
August 17, 2020	134,000	$1.250	August 17, 2025
March 15, 2022	250,000	$0.500	March 15, 2027
March 21, 2022	250,000	$0.500	March 21, 2027
March 22, 2022	250,000	$0.500	March 22, 2027
March 24, 2022	600,000	$0.500	March 24, 2027
	4,759,200

A summary of the warrant activity during the six months ended June 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2022	3,409,200	$0.34	7.6
Granted	1,350,000	$0.50	5.0
Outstanding at June 30, 2022	4,759,200	$0.38	6.4

Exercisable at June 30, 2022	4,759,200	$0.38	6.4

As discussed in Note 9, 1,350,000 warrants were granted in March 2022 in connection with the issuance of 8% Convertible Debt and are equity-classified in the condensed consolidated financial statements. The net proceeds from the issuance were allocated to the 8% Convertible Debt and the warrants based on their relative fair values at the issuance date, resulting in an allocation of approximately $0.3 million to the warrants. Assumptions used in calculating the fair value of the warrants at the issuance date include the following:

Stock price per share	$ 0.37 – 0.40
Term	5.0 years
Expected volatility	90.00%
Divided yield	—
Risk-free interest rate	2.10% – 2.39%

Options

In August 2021, the Company adopted the 2021 Inducement Plan (the “Plan”). Under the 2021 Inducement Plan, the Company can grant stock options and stock awards. There are 500,000 shares of common stock reserved for issuance under the Plan. As of June 30, 2022, 50,000 shares remained available for future grants.

In November 2021, the Company adopted the 2021 Equity Incentive Plan (the “Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options and stock awards. The stockholders of the Company approved the Incentive Plan on December 30, 2021. There are 2,000,000 shares of common stock reserved for issuance under the Incentive Plan. As of June 30, 2022, 2,000,000 shares remained available for future grants.

Share-based awards generally vest over a period of three years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is five years. The expiration date of the outstanding share-based awards is August 2026.

During the three and six months ended June 30, 2022, the Company recorded share-based compensation expense of approximately $5,000 and $11,000, respectively, in general and administrative expenses.

The following table summarizes the share-based awards as of June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2022	450,000	$1.38	4.1

Exercisable at June 30, 2022	250,000	$1.72	4.1

13. COMMITMENTS AND CONTINGENCIES

Indemnification Agreement and Tail Policy

On March 25, 2020, pursuant to the requirements of the Merger Agreement, Chanticleer, Sonnet and Amergent entered into an indemnification agreement (“Indemnification Agreement”) providing that Amergent will fully indemnify and hold harmless each of Chanticleer and Sonnet, and each of their respective directors, officers, stockholders and managers who assumes such role upon or following the closing of the Merger against all actual or threatened claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, administrative, investigative or otherwise, related to the Spin-Off business prior to or in connection with its disposition to Amergent. The Indemnification Agreement expires on March 25, 2026.

In addition, pursuant to the Merger Agreement, prior to closing of the Merger, the Spin-Off entity acquired a tail insurance policy in a coverage amount of $3.0 million, prepaid in full by the Spin-Off entity, at no cost to the indemnitees, and effective for at least six years following the consummation of the disposition, covering the Spin-Off entity’s indemnification obligations to the indemnitees (referred to herein as the “Tail Policy”). No claims have arisen to date, and the Company does not anticipate that any potential liability would exceed the insured amount.

Legal Proceedings

Litigation related to leased properties

During 2021 and the three and six months ended June 30, 2022, the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to four sites, all of which have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets. See Leases section below for discussion of past due rent on abandoned locations.

No amounts have been accrued as of June 30, 2022 or December 31, 2021 in the accompanying condensed consolidated balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of June 30, 2022, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	Classification	June 30, 2022	December 31, 2021
Right-of-use assets	Operating lease assets	$7,962	$8,021

Current lease liabilities	Current operating lease liabilities	$4,180	$4,599
Non-current lease liabilities	Long-term operating lease liabilities	8,604	8,644
		$12,784	$13,243

Lease term and discount rate were as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	6.4	6.7
Weighted average discount rate	7.8%	8.1%

As of June 30, 2021, we performed an analysis of the recoverability of our right-of-use assets. Based on the analysis, we recorded an impairment of approximately $0.7 million for the six months ended June 30, 2021, which is included in asset impairment charges in our condensed consolidated statements of operations. The impairment recognized during the six months ended June 30, 2021 was primarily the result of the impact of the COVID-19 outbreak in the United States, which had a significant impact throughout the hospitality industry. Negative impacts to the operating results and cash flows varied significantly at the store level, where some stores operated at a reduced capacity and several stores were permanently closed. There were no indicators of impairment related to our right-of-use assets during the six months ended June 30, 2022.

During each of the three and six months ended June 30, 2022 and 2021, approximately $0.3 million of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements, which is included in gain on extinguished/settled lease liabilities in our condensed consolidated statements of operations. The cancellations resulted from the COVID-19 pandemic. The Company had lease liabilities of $2.7 million related to abandoned leases as of June 30, 2022. These lease liabilities are included in current operating lease liabilities in our condensed consolidated balance sheets.

During the six months ended June 30, 2022, the Company amended certain leases and changed its assumptions regarding the exercise of a renewal option, which have been accounted for as lease modifications. The operating lease assets and liabilities were remeasured at the modification dates, resulting in an increase of $0.6 million during the six months ended June 30, 2022 to both the right-of-use assets and lease liabilities. There were no lease modifications during the six months ended June 30, 2021.

Rent expense of approximately $0.6 million and $1.1 million was incurred during the three and six months ended June 30, 2022, respectively. Rent expense of approximately $0.6 million and $1.2 million was incurred during the three and six months ended June 30, 2021, respectively, of which approximately $0.1 million was variable.

Maturities of our operating lease liabilities as of June 30, 2022 are presented below (in thousands):

Year ending December 31:
2022 (remaining six months)	$1,427
2023	2,645
2024	2,654
2025	2,501
2026	2,097
Thereafter	5,167
Total remaining lease payments	16,491
Less: imputed interest	(3,707)
Total lease liabilities	$12,784

PPP Loan

As discussed in Note 9, the Company received two PPP loans totaling $4.1 million, which were established under the CARES Act and administered by the U.S. SBA. The application for the PPP loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan requests necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account current business activity and the Company’s ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of funds from the PPP loans and forgiveness of the PPP loans is dependent on the Company having initially qualified for the PPP loans and qualifying for the forgiveness of such PPP loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP loans. There is no assurance that the Company’s obligation under the PPP loans will be forgiven. If the PPP loans are not forgiven, the Company will need to repay the PPP loans over the applicable deferral period.

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

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the condensed consolidated financial statements were available to be issued, and there are no items requiring disclosure other than the following:

In August 2022, the Company received related party advance of $0.3 million from an entity in which the Company’s Chairman and Chief Executive Officer has an ownership interest and serves as the Chief Executive Officer. The advance must be repaid within 30 days and bears interest at 1%.

15. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company, while undergoing the audit of its consolidated financial statements as of December 31, 2021 and for the year then ended, determined that it had over-depreciated certain assets from January 1, 2021 through June 30, 2021 and had incorrectly stated the UK subsidiary’s balances as of and for the three and six month periods ended June 30, 2021. This impacted the previously reported amounts for cash, property and equipment, intangible assets, accounts payable and accrued expenses, restaurant sales, restaurant cost of sales, restaurant operating expenses, and depreciation and amortization, among other line items, in the condensed consolidated interim financial statements.

The following table sets forth the effects of the adjustment on affected items within the Company’s previously reported Condensed Consolidated Balance Sheet:

	June 30, 2021
(in thousands)	As reported	Adjustment	As restated
Cash	$2,083	$179	$2,262
Accounts and other receivables	$157	$5	$162
Inventories	$154	$9	$163
Property and equipment, net	$2,908	$272	$3,180
Intangible assets, net	$2,541	$(1)	$2,540
Accounts payable and accrued expenses	$8,168	$159	$8,327
Accumulated deficit	$(96,869)	$307	$(96,562)

The following tables set forth the effects of the adjustment on affected items within the Company’s previously reported Condensed Consolidated Statements of Operations:

	Three months ended June 30, 2021
(in thousands, except per share data)	As reported	Adjustment	As restated
Restaurant sales, net	$4,738	$479	$5,217
Restaurant cost of sales	$1,435	$182	$1,617
Restaurant operating expenses	$3,180	$275	$3,455
General and administrative expenses	$1,194	$14	$1,208
Depreciation and amortization	$362	$(135)	$227
Operating income	$256	$143	$399
Other income	$144	$27	$171
Consolidated net income	$327	$170	$497
Net income attributable to Amergent Hospitality Group, Inc.	$267	$170	$437
Net income attributable to Amergent Hospitality Group Inc. per common share, basic	$0.02	$(0.01)	$0.01

	Six months ended June 30, 2021
(in thousands, except per share data)	As reported	Adjustment	As restated
Restaurant sales, net	$9,182	$479	$9,661
Restaurant cost of sales	$2,751	$182	$2,933
Restaurant operating expenses	$6,426	$275	$6,701
General and administrative expenses	$2,361	$14	$2,375
Depreciation and amortization	$730	$(271)	$459
Operating (loss) income	$(2,533)	$279	$(2,254)
Other income	$147	$27	$174
Consolidated net (loss) income	$(2,386)	$306	$(2,080)
Net (loss) income attributable to Amergent Hospitality Group Inc.	$(2,282)	$306	$(1,976)
Net (loss) income attributable to Amergent Hospitality Group Inc. per common share, basic and diluted	$(0.15)	$0.02	$(0.13)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Statement of Cash Flows:

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

Overview

As of June 30, 2022, we operate and franchise a system-wide total of 41 fast casual restaurants, of which 28 are company-owned and 13 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of two company-owned locations in North Carolina and New York. ABC is known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

The Burger Joint (“BGR”) consists of six company-owned locations and seven franchisee-operated locations in the United States.

Little Big Burger (“LBB”) consists of 16 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. One location was temporarily closed until it re-opened at the end of June 2022 due to lack of available employees. Of the company-owned restaurants, eight of those locations are operated under partnership agreements with investors where we control the management and operations of the stores, and the partners supply the capital to open the stores in exchange for a non-controlling interest.

Pie Squared Holdings (“PIE”) was acquired in August 2021. PIE, directly and through its four wholly-owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of three company-owned locations, one of which opened on January 4, 2022, and nine franchised locations. Three of these franchised locations were not open at the time of purchase and are not included in our total store count. One additional franchise location is planned to open in 2022.

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

In August 2022, we received a related party advance of $0.3 million from an entity in which our Chairman and Chief Executive Officer has an ownership interest and serves as the Chief Executive Officer. The advance must be repaid within 30 days and bears interest at 1%.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

Our results of operations are summarized below:

	Three months ended
	June 30, 2022		June 30, 2021 (Restated)
(in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Revenue:
Restaurant sales, net	$5,323	95.5%	$5,217	96.0%	2.0%
Gaming income, net	145	2.6%	111	2.1%	30.6%
Franchise income	108	1.9%	105	1.9%	2.9%
Total revenue	5,576		5,433
Expenses:
Restaurant cost of sales	1,701	32.0%	1,617	31.0%	5.2%
Restaurant operating expenses	3,679	69.1%	3,455	66.2%	6.5%
General and administrative expenses	1,806	32.4%	1,208	22.2%	49.5%
Depreciation and amortization	201	3.6%	227	4.2%	(11.5)%
Employee retention credit and other grant income	(1,287)	(23.1)%	(1,473)	(27.1)%	(12.6)%
Total expenses	6,100		5,034
Operating (loss) income	(524)		399
Other income (expense):
Interest expense	(224)	(4.0)%	(158)	(2.9)%	41.8%
Change in fair value of derivative liabilities	—	—%	(66)	(1.2)%	(100.0)%
Change in fair value of investment	(12)	(0.2)%	(124)	(2.3)%	(90.3)%
Change in fair value of convertible promissory note	55	1.0%	—	—%	100.0%
Gain on extinguished/settled lease liabilities	256	4.6%	275	5.1%	(6.9)%
Other income	92	1.6%	171	3.1%	(46.2)%
Total other income	167		98
(Loss) income before income taxes	(357)		497
Income tax expense	—	—%	—	—%	—%
Consolidated net (loss) income	$(357)		$497

	Six months ended
	June 30, 2022		June 30, 2021 (Restated)
(in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Revenue:
Restaurant sales, net	$10,081	89.8%	$9,661	96.3%	4.3%
Gaming income, net	248	2.2%	169	1.7%	46.7%
Franchise income	897	8.0%	199	2.0%	350.8%
Total revenue	11,226		10,029
Expenses:
Restaurant cost of sales	3,193	31.7%	*2,933	30.4%	*8.9%
Restaurant operating expenses	7,158	71.0%	*6,701	69.4%	*6.8%
General and administrative expenses	3,142	28.0%	2,375	23.7%	32.3%
Asset impairment charges	—	—%	1,288	12.8%	(100.0)%
Depreciation and amortization	423	3.8%	459	4.6%	(7.8)%
Employee retention credit and other grant income	(1,835)	(16.3)%	(1,473)	(14.7)%	24.6%
Total expenses	12,081		12,283
Operating loss	(855)		(2,254)
Other income (expense):
Interest expense	(411)	(3.7)%	(318)	(3.2)%	29.2%
Change in fair value of derivative liabilities	—	—%	119	1.2%	(100.0)%
Change in fair value of investment	(16)	(0.1)%	(120)	(1.2)%	(86.7)%
Change in fair value of convertible promissory note	171	1.5%	—	—%	100.0%
Gain on extinguished/settled lease liabilities	256	2.3%	319	3.2%	(19.7)%
Gain on extinguished trade payable	161	1.4%	—	—%	100.0%
Other income	311	2.8%	174	1.7%	78.7%
Total other income	472		174
Loss before income taxes	(383)		(2,080)
Income tax expense	(2)	—%	—	—%	100.0%
Consolidated net loss	$(385)		$(2,080)

* Restaurant cost of sales and operating expenses percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased $0.1 million or 2.6% and $1.2 million or 11.9% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021.

	Three months ended June 30, 2022		Three months ended June 30, 2021 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
(in thousands)
Restaurant sales, net	$5,323	95.5%	$5,217	96.0%
Gaming income, net	145	2.6%	111	2.1%
Franchise income	108	1.9%	105	1.9%
Total revenue	$5,576	100.0%	$5,433	100.0%

	Six months ended June 30, 2022		Six months ended June 30, 2021 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
(in thousands)
Restaurant sales, net	$10,081	89.8%	$9,661	96.3%
Gaming income, net	248	2.2%	169	1.7%
Franchise income	897	8.0%	199	2.0%
Total revenue	$11,226	100.0%	$10,029	100.0%

●	Revenue from restaurant sales increased $0.1 million or 2.0% and $0.4 million or 4.3% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to increased occupancy and declining hesitancy from the public to dine in public locations as a result of the rebound from the COVID-19 pandemic.

●	Franchise income increased $3,000 or 2.9% and $0.7 million or 350.8% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. The increase during the six-month period was primarily due to $0.7 million of franchise income recognized in March 2022 as a result of the Company terminating its international Master Franchise Agreements as the requirements in the agreement had not been met and all international stores had been closed. The Master Franchisee notified the Company that it would not be reopening these stores. In addition, contract liabilities decreased $0.7 million as a result of the termination of the international Master Franchise Agreements.

Expenses

Restaurant cost of sales

Restaurant cost of sales increased $0.1 million or 5.2% and $0.3 million or 8.9% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to the 2.0% and 4.3% increases in restaurant revenue. Restaurant cost of sales as a percentage of restaurant sales increased to 32.0% and 31.7% for the three and six months ended June 30, 2022, respectively, compared to 31.0% and 30.4% for the three and six months ended June 30, 2021, respectively, primarily as a result of rising food costs.

Restaurant operating expenses

Restaurant operating expenses increased $0.2 million or 6.5% and $0.5 million or 6.8% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to the overall increase in revenue as described above and additional company-operated restaurants. As of June 30, 2022, we operated 28 company-owned restaurants, as compared to 26 company-owned restaurants as of June 30, 2021.

General and administrative expense (“G&A”)

G&A expenses increased $0.6 million or 49.5% and $0.8 million or 32.3% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to the net effect of (i) increases in salary and benefits of $0.3 million and $0.5 million, respectively, primarily due to the addition of two senior management personnel and an increase in our employee headcount from June 30, 2021 to June 30, 2022 and (ii) increases in advertising, insurance and other expenses of $0.2 million and $0.3 million, respectively, primarily due to increases in advertising spending as we begin to recover from the COVID-19 pandemic.

Significant components of G&A are summarized as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in thousands)		(Restated)		(Restated)
Audit, legal and other professional services	$738	$621	$1,203	$1,229
Salary and benefits	843	558	1,500	996
Advertising, insurance and other	194	6	373	118
Stockholder services and fees	4	4	17	8
Travel and entertainment	27	19	49	24
Total G&A expenses	$1,806	$1,208	$3,142	$2,375

Asset impairment charges

We did not record any asset impairment charges during the three and six months ended June 30, 2022.

Asset impairment charges of $1.3 million were recorded during the first quarter of 2021. The impairment was comprised of $0.3 million, $0.7 million and $0.3 million of impairment on property and equipment, right-of-use asset and intangible assets, respectively, and was due to cash flow implications resulting from the ongoing COVID-19 pandemic.

Employee retention credit and other grant income

Employee Retention Credit (“ERC”). For each of the three and six months ended June 30, 2022 and 2021, the Company recognized $0.7 million and $1.5 million, respectively, of ERC as a contra-expense included in employee retention credit and grant income in the condensed consolidated statements of operations. Although the program ended on January 1, 2022, the Company performed an analysis during the current period and determined that it was eligible for additional credits related to 2021 wages.

Restaurant Revitalization Fund (“RRF”). Pie Squared Holdings, which we acquired during August 2021, received a grant under the RRF and $2.0 million of unused funds at the closing of the acquisition were placed into escrow for our benefit. For the three and six months ended June 30, 2022, the Company recognized $0.6 million and $1.1 million, respectively, related to the RRF as a contra-expense included in employee retention credit and other grant income in the condensed consolidated statements of operations. As of June 30, 2022, there was $0.4 million remaining available for future recognition recognition under the RRF.

For additional information, see Note 3 to the condensed consolidated financial statements.

Other Income (Expense)

Change in fair value of derivative liabilities

There were no derivative liabilities recorded during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the change in fair value of derivative liabilities was a gain (loss) of $(0.1) million and $0.1 million, respectively, related to the True-Up Payment derivative. Derivative liabilities were marked to market on a quarterly basis and fluctuations in value are reflective of the fair market value at the point in time at which the instruments were measured. The True-Up Payment derivative was settled in July 2021 with a cash payment of $0.1 million.

Change in fair value of investment

Our investment represents the fair value of the common stock of Sonnet held by the Company after its exercise of warrants received in connection with the Merger, as defined and described in Note 1 to the condensed consolidated financial statements. We recognized a loss in fair value of $12,000 and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $16,000 and $0.1 million during the six months ended June 30, 2022, respectively, as a result of decreases in Sonnet’s common stock price.

Change in fair value of convertible promissory note

In August 2021, we issued an 8% secured, convertible promissory note as consideration for the acquisition of Pie Squared Holdings. We have elected to measure the convertible promissory note at fair value, with changes in fair value recognized in operations. We recognized a change in fair value of $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively. There were no similar transactions during the three and six months ended June 30, 2021.

Gain on extinguished trade payable

During the three and six months ended June 30, 2022, we recognized a gain on extinguished trade payable of nil and $0.2 million, respectively, due to the settlement of outstanding amounts with a supplier. There were no such settlements during the three and six months ended June 30, 2021.

Other income

Other income increased (decreased) ($0.1) million or (46.2%) and $0.1 million or 78.7% for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to (i) a gain recognized during the three months ended June 30, 2022 of $0.1 million as a result of a franchise-related litigation settlement and (ii) a dividend received during the first quarter of 2022 from our investment in Hooters of America of approximately $0.1 million.

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

	Six months ended
	June 30, 2022	June 30, 2021
(in thousands)		(Restated)
Net cash flows used in operating activities	$(2,646)	$(1,167)
Net cash flows used in investing activities	(154)	(15)
Net cash flows provided by financing activities	1,448	1,947
Effect of exchange rate changes on cash	—	9
Net (decrease) increase in cash and restricted cash	$(1,352)	$774

Operating activities

Cash used in operating activities for the six months ended June 30, 2022 was primarily attributable to the net loss of $0.4 million and non-cash income of $0.3 million for a gain on extinguished/settled lease liabilities, $0.2 million for a fair value adjustment to a convertible promissory note and $0.2 million for a gain on extinguished trade payable, offset by non-cash charges to operations of $1.1 million for depreciation and amortization. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

The use of cash in the six months ended June 30, 2021 was primarily attributable to the net loss of $2.1 million and non-cash income of $0.3 million from a gain on extinguished lease liabilities and a fair value adjustment to a derivative of $0.1 million, offset by non-cash charges to operations of $1.3 million for asset impairments and $0.9 million for depreciation and amortization. Additionally, the Company recognized a loss on investments of $0.1 million and non-cash expense of $0.1 million related to the amortization of debt discounts. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

Investing activities

Cash used in investing activities for the six months ended June 30, 2022 and 2021 was primarily attributable to expenditures on property and equipment.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to proceeds of $1.4 million related to the issuance of 8% senior unsecured convertible debentures and proceeds of $0.2 million related to the issuance of notes payable. Cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to proceeds from a $2.0 million Payment Protection Program (“PPP”) loan.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of June 30, 2022, our cash balance was $1.0 million, our working capital deficiency was $12.3 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

In early March 2020, the COVID-19 pandemic was declared to be a National Public Health Emergency. The global COVID-19 pandemic continues to adversely impact the economies in which we operate. As a result of rising case rates toward the end of 2020 and certain jurisdictions implementing restrictions that reduced dining room capacity or mandated the closure of dining rooms, we began fiscal 2021 with significant limitations on our operations which, throughout the fiscal year, varied widely from time to time, state to state and city to city, however, nonetheless negatively impacted sales. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early to mid-2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

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

Our current operating losses combined with our working capital deficit raise substantial doubt about our ability to continue as a going concern.

In addition, our business is subject to additional risks and uncertainties including, but not limited to, those described in Item 1A. “Risk Factors.”

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2022, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2022 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2021 that has not been fully remediated by the end of the six month period ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Remediation Plans

We initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including recruitment of an accounting consultant and seeking outside advice from other third-party consultants to assist in improving the Company’s internal control, simplifying its reporting processes and reducing the risk of undetected errors. In June 2020, the Company hired an accounting consultant that has appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations and has allowed the Company to be better aligned with segregation of duties. With the hiring of this consultant, the Company will be instituting monthly and quarterly meetings to identify significant, infrequent and unusual transactions as well as ensure timely reporting. Additionally, in September 2020 the Company engaged a third-party accounting and advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions as well as provide valuation services to the Company. However, there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of June 30, 2021, approximately $2.2 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

During 2021 and the three and six months ended June 30, 2022, the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to four sites, all of which have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of June 30, 2022, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

** Management Compensatory Contract or Arrangement

*** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2022.

AMERGENT HOSPITALITY GROUP INC.

Date: August 15, 2022	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022		/s/ Stephen Hoelscher
Stephen Hoelscher
Chief Financial Officer
(Principal Financial Officer)

