Form 10-Q
period 2022-09-30
Amergent Hospitality Group Inc.
filed 2022-12-13
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s $0.0001 par value common stock as of November 15, 2022, was 15,706,736 shares.

Amergent Hospitality Group Inc. and Subsidiaries

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	We have a history of operating losses, and our estimates regarding the sufficiency of our cash resource and capital requirements and needs for additional financing raise substantial doubt about our ability to continue as a going concern;

●	We may not be able to extend or repay our indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern;

●	We require additional financing to support our working capital and execute our operating plans for fiscal 2022 and 2023, which may not be available or may be costly and dilutive;

●	Decline in global financial markets, inflation and economic downturn;

●	Continuing impact of business interruptions resulting from the coronavirus COVID-19 global pandemic;

●	Our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods;

●	The risks associated with leasing space subject to long-term non-cancelable leases;

●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Whether or not we will receive forgiveness of our second Paycheck Protection Program loans;

●	We may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes;

●	Difficulties as acquired restaurants are integrated into our operations and failure to realize anticipated synergies;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital; and

●	Sale of common stock or derivative securities by us in private placements or public offerings as well as the conversion of existing debt securities could result in substantial dilution to our existing stockholders.

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

3

PART I

ITEM 1: FINANCIAL STATEMENTS

Amergent Hospitality Group Inc. and Subsidiaries

Unaudited Financial Statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
(in thousands except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash	$704	$646
Restricted cash	—	1,672
Investments	13	50
Accounts and other receivables	861	865
Inventories	205	182
Prepaid expenses and other current assets	372	360
TOTAL CURRENT ASSETS	2,155	3,775
Property and equipment, net	3,222	3,115
Operating lease assets	7,630	8,021
Intangible assets, net	2,932	3,129
Goodwill	7,810	7,810
Investments	16	16
Deposits and other assets	355	352
TOTAL ASSETS	$24,120	$26,218

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,122	$6,844
Current portion of long-term debt and notes payable (includes debt measured at fair value of $893 and debt discounts of $196 at September 30, 2022)	3,648	3,264
Current portion of operating lease liabilities	4,050	4,599
Deferred grant income	—	1,545
TOTAL CURRENT LIABILITIES	15,820	16,252

Operating lease liabilities, net of current portion	8,239	8,644
Contract liabilities	72	757
Deferred tax liabilities	150	150
Long-term debt and notes payable, net of current portion (includes debt measured at fair value d $599 December 31, 2021)	7,745	6,593
TOTAL LIABILITIES	32,026	32,396

Commitments and contingencies (see Note 12)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 100 issued and outstanding at both September 30, 2022 and December 31, 2021	58	58

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 shares; 15,706,736 shares issued and outstanding at both September 30, 2022 and December 31, 2021	2	2
Additional paid-in-capital	93,162	92,882
Accumulated deficit	(99,865)	(97,963)
Total Amergent Hospitality Group Inc. Stockholders’ Deficit	(6,701)	(5,079)
Non-controlling interests	(1,263)	(1,157)
TOTAL STOCKHOLDERS’ DEFICIT	(7,964)	(6,236)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$24,120	$26,218

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(in thousands except share and per share data)		(Restated)		(Restated)
Revenue:
Restaurant sales, net	$5,176	$5,627	$15,257	$15,288
Gaming income, net	109	136	357	304
Franchise income	116	116	1,013	315
Total revenue	5,401	5,879	16,627	15,907
Expenses:
Restaurant cost of sales	1,675	1,850	4,868	4,783
Restaurant operating expenses	4,162	3,400	11,320	10,100
General and administrative expenses	1,206	1,381	4,348	3,756
Asset impairment charges	—	—	—	1,288
Depreciation and amortization	170	214	593	673
Employee retention credit and other grant income	(373)	(1,232)	(2,208)	(2,705)
Total expenses	6,840	5,613	18,921	17,895
Operating (loss) income	(1,439)	266	(2,294)	(1,988)
Other income (expense):
Interest expense	(230)	(166)	(641)	(482)
Change in fair value of derivative liabilities	—	—	—	119
Change in fair value of investment	(22)	(100)	(38)	(221)
Change in fair value of convertible promissory note	35	—	206	—
Gain on extinguished/settled lease liabilities	—	67	256	385
Gain on extinguished trade payable	—	—	161	—
Other income	33	(9)	344	165
Total other income	(184)	(208)	288	(34)
(Loss) income before income taxes	(1,623)	58	(2,006)	(2,022)
Income tax expense	—	(45)	(2)	(45)
Consolidated net (loss) income	(1,623)	13	(2,008)	(2,067)

Less: Net (income) loss attributable to non-controlling interests	150	(5)	107	99
Net (loss) income attributable to Amergent Hospitality Group Inc.	$(1,473)	$8	$(1,901)	$(1,968)

Net (loss) income attributable to Amergent Hospitality Group Inc. per common share, basic	$(0.09)	$0.00	$(0.12)	$(0.13)
Net (loss) income attributable to Amergent Hospitality Group Inc. per common share, diluted	$(0.09)	$0.00	$(0.12)	$(0.13)

Weighted average shares outstanding, basic	15,706,736	15,685,540	15,706,736	15,167,688
Weighted average shares outstanding, diluted	15,706,736	17,685,540	15,706,736	15,167,688

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(in thousands)		(Restated)		(Restated)
Net (loss) income attributable to Amergent Hospitality Group Inc.	$(1,473)	$8	$(1,901)	$(1,968)
Foreign currency translation loss	—	(34)	—	(19)
Comprehensive loss	$(1,473)	$(26)	$(1,901)	$(1,987)

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

Three and Nine months Ended September 30, 2022 and 2021 (Unaudited)

	(Temporary equity) Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance, January 1, 2022	100	$58	15,706,736	$2	$92,882	$(97,963)	$—	$(1,157)	$(6,236)
Share-based compensation expense	—	—	—	—	6	—	—	—	6
Issuance of warrants	—	—	—	—	263	—	—	—	263
Net loss	—	—	—	—	—	(27)	—	(1)	(28)
Balance, March 31, 2022	100	58	15,706,736	2	93,151	(97,990)	$—	(1,158)	(5,995)
Share-based compensation expense	—	—	—	—	5	—	—	—	5
Net loss	—	—	—	—	—	(402)	—	45	(357)
Balance, June 30, 2022	100	$58	15,706,736	$2	$93,156	$(98,392)	$—	$(1,113)	$(6,347)
Share-based compensation expense	—	—	—	—	6	—	—	—	6
Net loss	—	—	—	—	—	(1,473)	—	(150)	(1,623)
Balance, September 30, 2022	100	$58	15,706,736	$2	$93,162	$(99,865)	$—	$(1,263)	$(7,964)

	(Temporary equity) Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling
(in thousands except share data, restated)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance, January 1, 2021	787	$460	14,282,736	$1	$92,433	$(94,587)	$(26)	$(970)	$(3,149)
Conversion of preferred stock into common stock	(125)	(73)	250,000	—	73	—	—	—	73
Foreign currency translation	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	(2,412)	—	(165)	(2,577)
Balance, March 31, 2021	662	387	14,532,736	1	92,506	(96,999)	(17)	(1,135)	(5,644)
Conversion of preferred stock into common stock	(562)	(329)	1,124,000	1	328	—	—	—	329
Foreign currency translation	—	—	—	—	—	—	7	—	7
Net income	—	—	—	—	—	437	—	60	497
Balance, June 30, 2021	100	$58	15,656,736	$2	$92,834	$(96,562)	$(10)	$(1,075)	$(4,811)
Issuance of common stock for services	—	—	50,000	—	27	—	—	—	27
Share-based compensation expense	—	—	—	—	15	—	—	—	15
Foreign currency translation	—	—	—	—	—	—	(34)	—	(34)
Non-controlling interest distributions	—	—	—	—	—	—	—	(45)	(45)
Net-income (loss)	—	—	—	—	—	8		5	13
Balance, September 30, 2021	100	$58	15,706,736	$2	$92,876	$(96,554)	$(44)	$(1,115)	$(4,835)

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2022	September 30, 2021
(in thousands)		(Restated)
Cash flows from operating activities:
Net loss	$(2,008)	$(2,067)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	593	673
Amortization of operating lease assets	994	468
Asset impairment charges	—	1,288
Gain on extinguished/settled lease liabilities	(256)	(385)
Gain on extinguished trade payable	(161)	—
Share-based compensation	17	15
Change in fair value of investment	38	221
Change in fair value of convertible promissory note	(206)	—
Amortization of debt discount	245	134
Issuance of common stock for services	—	27
Change in fair value of derivative liabilities	—	(119)
Change in operating assets and liabilities:
Accounts and other receivables	4	255
Inventories	(23)	38
Prepaid expenses and other assets	(15)	(4)
Accounts payable and accrued expenses	1,334	(2,283)
Deferred grant income	(1,545)	(51)
Deferred rent	—	(42)
Derivative liability	—	(66)
Operating lease liabilities	(1,557)	(861)
Contract liabilities	(685)	(54)
Net cash flows used in operating activities	(3,231)	(2,814)

Cash flows from investing activities:
Cash and restricted acquired in connection with acquisition of PizzaRev	—	2,071
Purchase of property and equipment	(230)	(32)
Proceeds from sale of investments	—	118
Net cash flows used in investing activities	(230)	2,157

Cash flows from financing activities:
Proceeds from long-term debt and notes payable	2,147	2,000
Payments of long-term debt and notes payable	(292)	(54)
Payment of financing cost	(8)	—
Distribution to non-controlling interest		(45)
Net cash flows provided by financing activities	1,847	1,901
Effect of exchange rate changes on cash	—	(13)
Net (decrease) increase in cash and restricted cash, including cash classified as current assets held for sale	(1,614)	1,231
Less: cash classified in current assets held for sale	—	(111)
Net increase in cash and restricted cash	(1,614)	1,121
Cash and restricted cash, beginning of period	2,318	1,929
Cash and restricted cash, end of period	$704	$3,050

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$494	$321
Income taxes	$28	$—

Non-cash operating, investing and financing activities:
Conversion of Preferred Series 2 stock to common stock	$—	$401
Change in operating lease assets and liabilities due to amended leases	$607	$—
Issuance of warrants in connection with convertible promissory notes	$263	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$273	$—
Issuance of convertible promissory note as part of PizzaRev acquisition	—	1,194
Initial value of ROU asset and liability recorded at inception	—	131

Details of end of period cash and restricted cash:
Cash	$704	$1,101
Restricted cash	—	1,949
Total cash and restricted cash	$704	$3,050

See accompanying notes to the condensed consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Amergent Hospitality Group Inc. (“Amergent”) was incorporated on February 18, 2020 as a wholly owned subsidiary of Chanticleer Holdings, Inc. (“Chanticleer”) for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the spin-off of Amergent to the shareholders of Chanticleer (Spin-Off”). The Spin-Off transaction was completed on April 1, 2020 in connection with Chanticleer’s completion of its merger transaction (the “Merger”) with Sonnet BioTherapeutics, Inc. (“Sonnet”). Amergent is in the business of owning, operating and franchising fast casual dining concepts.

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

Certain prior year amounts have been updated to conform to the current period presentation, (see Note 14). The Company has opted to present the financial information on the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows in thousands.

General

The accompanying condensed consolidated financial statements included in this Report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of December 31, 2021 and for the year then ended included in Amergent’s Annual Report on Form 10-K filed with the SEC on April 15, 2022. The results of operations for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company’s cash balance was $0.7 million, its working capital deficiency was $13.7 million, and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

3. EMPLOYEE RETENTION CREDIT AND RESTAURANT REVITALIZATION FUND

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Although the program ended on January 1, 2022, the Company performed an analysis during the nine months ended September 30, 2022 and determined that it was eligible for additional credits related to 2021 wages. As of each of September 30, 2022 and December 31, 2021, approximately $0.8 million of ERC is included in accounts and other receivables in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2022 the Company recognized $-0- and $.7 million, and for the three and nine months ended September 30, 2021, the Company recognized $1.2 million and $2.7 million, respectively, of ERC as a contra-expense included in employee retention credit and other grant income in the condensed consolidated statements of operations.

In addition to the ERC, the Company received credits under other government/government agency programs of approximately $-0- and $128,000 for the three and nine months ended September 30, 2021, respectively, of which approximately $-0- and $41,000 and $112,000 and $44,000 were recorded as an offset to restaurant operating expenses and as other income, respectively, in the condensed consolidated statements of operations.

Restaurant Revitalization Fund

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program provided restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023. In 2021 and prior to its acquisition by the Company in August 2021, Pie Squared Holdings (see Note 9) received a grant under the U.S. Small Business Administration’s (“U.S. SBA”) RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of the acquisition were $2.0 million, and these funds were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. Restricted cash and a deferred grant income liability were recorded for the unused proceeds from the RRF, and grant income is being recognized as the Company expends the funds on eligible costs incurred under the RRF post acquisition. As of September 30, 2022 and December 31, 2021, the Company had restricted cash of nil and $1.7 million, respectively, related to the unused proceeds from the RRF. For the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $1.5 million, respectively, related to the RRF as a contra-expense included in employee retention credit and other grant income and in the condensed consolidated statements of operations. As of September 30, 2022 all RRF funds were utilized.

The Company periodically would submit to the escrow agent for the acquisition the planned uses of these funds, and the sellers had the right to review the planned uses to determine whether, in the sellers’ opinion, the planned uses met the criteria of “eligible uses” under the RRF. If determined to not meet such criteria, then the escrow agent would not distribute that portion of the request. As the Company acquired all the outstanding membership interests in Pie Squared Holdings, the Company is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Squared Holdings obtained the grant improperly or that disbursements of such grant monies were not “eligible uses,” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10.0 million of grant monies, among other items. Management completed its analysis of this contingency and concluded that, through the date at which the condensed consolidated financial statements were available to be issued, a liability does not need to be recorded for this contingency. In connection with the acquisition, the Company obtained an indemnification from the sellers which is inclusive of any matters related to the RRF.

4. REVENUE

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed. The recognition of initial and renewal license fees is accelerated if the franchise or development agreement is terminated. During the nine months ended September 30, 2022, the Company recognized $0.7 million of franchise income as a result of the cancellation of its international Master Franchise Agreements. There were no franchise or development agreement terminations during the three months ended September 30, 2022 and 2021 or the nine months ended September 30, 2021.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below reflects the level of the inputs used in the Company’s fair value calculations:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2022
Assets (Note 6)
Common stock of Sonnet	$16	$—	$—	$16
Liabilities (Note 9)
Convertible note payable	$—	$—	$893	$893

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2021
Assets (Note 6)
Common stock of Sonnet	$50	$—	$—	$50
Liabilities (Note 9)
Convertible note payable	$—	$—	$1,099	$1,099

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

The estimated fair value of the convertible note payable was determined using a Black-Scholes model and the following assumptions as of September 30, 2022:

Volatility	140.60%
Risk free rate	3.92%
Stock price	$0.08
Credit spread	25.70%

The reconciliation of the convertible note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Nine months ended September 30, 2022
Balance at January 1, 2022	$1,099
Change in fair value	(206)
Balance at September 30, 2022	$893

6. INVESTMENTS

Investments consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Common stock of Sonnet, at fair value (a)	$13	$50
Chanticleer Investors, LLC, at cost (b)	16	16
Total	$29	$66

(a)	Represents the fair value of the common stock of Sonnet held by the Company after its exercise of warrants received in connection with the Merger. As of September 30, 2022, 8,718 shares of Sonnet were held.

(b)	Represents the Company’s investment in Chanticleer Investors, LLC, which holds an interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As of the dates presented, the Company’s effective economic interest in Hooters of America was less than 1%. In March 2022, the Company received a dividend from its investment in Hooters of America of approximately $0.1 million, which is included in other income for the nine months ended September 30, 2022 in our condensed consolidated statement of operations.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$5,772	$5,511
Restaurant furniture and equipment	2,665	2,768
Construction in progress	—	20
Office and computer equipment	37	33
Office furniture and fixtures	—	57
	8,474	8,389
Accumulated depreciation and amortization	(5,252)	(5,274)
	$3,222	$3,115

Through September 30, 2021, we performed an analysis of the recoverability of the carrying value of our property and equipment. Based on the analysis, an impairment charge of approximately $0.3 million was recorded for the nine months ended September 30, 2021, which is included in asset impairment charges in our condensed consolidated statements of operations. The impairment recognized during the nine months ended September 30, 2021 was primarily the result of the impact of the COVID-19 outbreak in the United States, which had a significant impact throughout the hospitality industry. The impact varied by state/geographical area within the United States at various intervals during the pandemic and, therefore, the operating results and cash flows at the store level varied significantly. There were no indicators of impairment related to our property and equipment during the nine months ended September 30, 2022.

We recognized depreciation expense of $0.2 million and $0.4 million during the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.8 million during the three and nine months ended September 30, 2021, respectively.

8. INTANGIBLE ASSETS, NET

Goodwill

A roll forward of goodwill is as follows:

(in thousands)	Nine months Ended September 30, 2022	Year Ended December 31, 2021
Beginning balance	$7,810	$8,591
Acquisition of Pie Squared Holdings	—	51
Sale of Hooters UK	—	(820)
Foreign currency translation loss	—	(12)
Ending balance	$7,810	$7,810

The Company performed a qualitative assessment at September 30, 2022 based on the best judgment of management for the future of the reporting unit and on information known at the time of the assessment and determined that it was more likely than not that the fair value of its reporting unit exceeded the carrying amount and, therefore, a quantitative assessment was not deemed necessary, and no impairment was recorded to goodwill.

Other Intangible Assets

Franchise and trademark/tradename intangible assets consist of the following:

(in thousands)		September 30, 2022	December 31, 2021
Trademark, Tradenames:
American Roadside Burger	10 years	$561	$561
BGR: The Burger Joint	Indefinite	739	739
Little Big Burger	Indefinite	1,550	1,550
PizzaRev	5 years	410	410
		3,260	3,260
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	828	828
PizzaRev	5 years	410	410
		1,238	1,238
Total intangibles at cost		4,498	4,498
Accumulated amortization		(1,566)	(1,369)
Intangible assets, net		$2,932	$3,129

As of September 30, 2021, we performed an analysis of the recoverability of the carrying value of our intangible assets. Based on the analysis, an impairment charge of approximately $0.3 million was recorded to trademark/tradenames for ABC: American Burger Company for the nine months ended September 30, 2021, and is included in asset impairment charges in our condensed consolidated statements of operations. There were no indicators of impairment related to our intangible assets during the nine months ended September 30, 2022.

We recognized amortization expense of $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively, and $0.01 million and $0.3 million during the three and nine months ended September 30, 2021, respectively.

Amortization expense for the next five years is as follows (in thousands):

Year ending December 31:
2022 (remaining three months)	$41
2023	164
2024	164
2025	164
2026	110
$643

9. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
10% convertible debt (a)	$4,038	$4,038
8% convertible debt (b)	1,350	—
Convertible promissory note (measured at fair value) (c)	893	1,099
PPP loans (d)	4,109	4,109
EIDL loans (e)	300	300
Contractor note (f)	348	348
Notes payable (g)	545	—
Total Debt	11,583	9,894
Less: discount on convertible debt (a), (b)	(190)	(37)
Total Debt, net of discount	$11,393	$9,857

Current portion of long-term debt and notes payable	$3,648	$3,264
Long-term debt and notes payable, less current portion	$7,745	$6,593

(a)	In connection with and prior to the Spin-Off and Merger, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey, LLC (“Oz Rey”) and certain original holders of the 8% non-convertible debentures that were satisfied during 2020, the Company issued a 10% secured convertible debenture (the “10% Convertible Debt”) to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% Convertible Debt is $4.0 million and is payable in full on April 1, 2024, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date.

The 10% Convertible Debt was previously amended to fix the conversion rate into common stock at $0.10 per share. There is also a limitation on Oz Rey’s ability to convert the debenture into common stock such that only the portion of the balance for which the Company has sufficient available shares, considering all other outstanding instruments at the time of conversion on a fully diluted basis, can be converted. Oz Rey may, however, upon reasonable notice to the Company, require the Company to include in its proxy materials, for any annual meeting of stockholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. As of September 30, 2022, $2.1 million of the 10% Convertible Debt was convertible into approximately 20,500,000 shares of common stock.

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

The 8% Convertible Debt matures 18 months after issuance and is subject to acceleration in the event of customary events of default. Interest is payable quarterly in cash. The 8% Convertible Debt may be converted by the holders at any time at a fixed conversion price of $0.40 per share, and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Both the notes and the warrants include a beneficial ownership blocker of 4.99% and contain customary provisions preventing dilution and providing the holders rights in the event of fundamental transactions. Upon the earlier of the maturity date or the one-year anniversary of conversion of the 8% Convertible Debt, holders of 51% of the registerable securities may request the Company to file a registration statement for the securities. The warrants can be exercised on a cashless basis and expire five years from the issuance date. If the Company makes any distribution to the common stockholders, the holders of the warrants will be entitled to participate on an as-if-exercised basis. As of September 30, 2022, the 8% Convertible Debt was convertible into 3,375,000 shares of common stock.

The Company analyzed the 8% Convertible Debt and did not identify any embedded features that require bifurcation from the host and accounting as derivatives. However, as the convertible notes payable were issued with warrants, the net proceeds from the issuance were allocated to the 8% Convertible Debt and the warrants based on their relative fair values, resulting in an allocation of $1.0 million to the 8% Convertible Debt and $0.3 million to the warrants (see Note 11). The Company recorded a debt discount of approximately $0.3 million for the difference between the face value of the 8% Convertible Debt and the amount allocated to the debt at the issuance date and is amortizing this discount over the 18-month term of the related debt.

(c)	On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings. The purchase price was funded through the issuance of an 8% secured, convertible promissory note with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. The note is convertible at any time, in whole or in part, at the holder’s option but includes a beneficial ownership blocker of 4.99%. The conversion price at any time is the volume weighted average price of the Company’s common stock the 30 trading days immediately prior to delivery of notice of conversion, less a discount of 15%; provided, however, that the conversion price has a floor of $0.50 per share and a cap of $2.00 per share. As of September 30, 2022, the note was convertible into 2,000,000 shares of common stock.

Interest on the convertible promissory note is due quarterly and $0.5 million of principal is due on March 31, 2023. Any remaining unpaid/non-converted amount is due on August 30, 2023. The Company elected to measure the convertible promissory note at fair value, with changes in the fair value recorded within change in fair value of convertible promissory note in the condensed consolidated statements of operations. See Note 5 for additional information on the valuation of the convertible promissory note as of September 30, 2022.

(d)	On April 27, 2020, Amergent received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bore interest at 1% per year, would have matured in April 2022, and required monthly interest and principal payments of approximately $0.1 million beginning in November 2020 and through maturity. The currently issued guidelines of the program allowed for the loan proceeds to be forgiven if certain requirements were met. Any loan proceeds not forgiven would have been repaid in full. The Company’s initial application for loan forgiveness in the full amount of the loan was denied, however, in March 2022, the U.S. SBA reversed its initial decision. On November 15, 2022 the Company received notice from the SBA that this loan and accrued interest was forgiven in full.

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

(e)	On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the U.S. SBA in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $0.3 million, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments of $1,462, including principal and interest, are due monthly. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the U.S. SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP loan. In March 2022, the U.S. SBA extended the deferral period for the EIDL payments for an additional 12 months. The Company’s installment payments will begin August 4, 2023.

(f)	The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note bears interest at 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $0.4 million. The additional $0.1 million is included in accounts payable and accrued expenses at September 30, 2022 and December 31, 2021.

(g)	In February and March 2022, eight company-owned stores entered into notes payable to Toast Capital Loans. The terms of the notes require payment of 13.2% of daily credit card sales of the eight stores until the notes are paid in full. The terms of the notes are 270 days and the implied intertest rate is approximately 15% per year.

In August 2022, the Company entered into a Future Revenue Sales Agreement with Sprout Funding which is being treated as a note payable. The Company received a net $0.2 million and the terms of the note require 180 payments of $1,359 for each working day of the week. The terms of the note are open ended until all amounts under the note are repaid with an expected maturity date of February 2024. The implied interest rate is 80%.

In August 2022, the Company received a loan from a related party of $0.3 million. The lending entity is an entity in which the Company’s Chairman and Chief Executive Officer has an ownership interest and serves as the Chief Executive Officer. The terms of the note require payment at December 15, 2022 and 1% interest.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. Oz Rey has provided a waiver of certain financial covenants through April 30, 2023.

Maturities of our debt as of September 30, 2022 are presented below (in thousands):

Year ending December 31:
2022 (remaining three months)	$1,204
2023	2,876
2024	4,572
2025	540
2026	90
Thereafter	300
Forgiven PPP Loan	2,109
Total debt maturities	11,691
Less: discount on convertible debt	(190)
Less: fair value adjustment	(107)
Total debt	$11,393

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
Accounts payable	$3,340	$2,544
Accrued expenses	2,140	1,955
Accrued taxes (VAT, sales, payroll, etc.)	2,292	2,149
Accrued interest	350	196
Accounts payable and accrued expenses, total	$8,122	$6,844

As of September 30, 2022 and December 31, 2021, approximately $2.1 million and $2.0 million, respectively, of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest. The Company will record an additional accrual for such payroll taxes upon receipt of notice from a relevant taxing authority. During the three and nine months ended September 30, 2022, the Company increased its accrual for payroll taxes by $0.1 million. Upon the advice of our tax professionals, we are paying the trust fund portion of the outstanding tax accruals which represents the portion of taxes withheld from our employees but not remitted to the taxing authorities. For our locations that have permanently closed, our tax liability after paying the trust fund balance is approximately $0.8 million and is recorded within accrued taxes on our condensed consolidated balance sheet as of September 30, 2022. The taxing authorities have indicated that we are still liable for these amounts, however, since the locations are permanently closed and have no assets, they will stop active collection procedures on these amounts.

As of September 30, 2022, and December 31, 2021, the Company had no accrued interest or penalties relating to any income tax obligations.

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

During the year ended December 31, 2021, the investors converted 637 shares of the Series 2 Preferred into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred to other investors. The shares sold to the investors no longer contain the True-Up Payment provision discussed below. The new investors converted 50 shares of Series 2 Preferred into 100,000 shares of common stock during May 2021, and 100 shares of Series 2 Preferred remain outstanding at December 31, 2021 and September 30, 2022.

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

The Company determined that the True-Up Payment constituted a “make-whole” provision as defined by U.S. GAAP that was required to be settled in cash and, as such, was bifurcated from the host instrument, the Series 2 Preferred. It was accounted for as a derivative liability prior to settlement, with changes in fair value recorded in change in fair value of derivative liabilities in the condensed consolidated statement of operations. A $0.1 million increase in fair value was recorded for the three months ended September 30, 2021 and a $0.1 million decrease in fair value was recorded for the nine months ended September 30, 2021.

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

Anti-dilution: The Series 2 Preferred provides for customary adjustments in the event of dividends or stock splits and anti-dilution protection.

Warrants

At September 30, 2022, the outstanding warrants consisted of the following:

Date Issued	Number of Warrants	Exercise Price	Expiration Date
April 1, 2020	2,462,600	$0.125	April 1, 2030
April 1, 2020	462,600	$0.500	April 1, 2030
March 30, 2020	350,000	$1.250	March 30, 2025
August 17, 2020	134,000	$1.250	August 17, 2025
March 15, 2022	250,000	$0.500	March 15, 2027
March 21, 2022	250,000	$0.500	March 21, 2027
March 22, 2022	250,000	$0.500	March 22, 2027
March 24, 2022	600,000	$0.500	March 24, 2027
	4,759,200

A summary of the warrant activity during the nine months ended September 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2022	3,409,200	$0.34	7.2
Granted	1,350,000	$0.50	4.5
Outstanding at September 30, 2022	4,759,200	$0.38	6.1

Exercisable at September 30, 2022	4,759,200	$0.38	6.1

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

Options

In August 2021, the Company adopted the 2021 Inducement Plan (the “Plan”). Under the 2021 Inducement Plan, the Company can grant stock options and stock awards. There are 500,000 shares of common stock reserved for issuance under the Plan. As of September 30, 2022, 50,000 shares remained available for future grants.

In November 2021, the Company adopted the 2021 Equity Incentive Plan (the “Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options and stock awards. The stockholders of the Company approved the Incentive Plan on December 30, 2021. There are 2,000,000 shares of common stock reserved for issuance under the Incentive Plan. As of September 30, 2022, 2,000,000 shares remained available for future grants.

Share-based awards generally vest over a period of three years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is five years. The expiration date of the outstanding share-based awards is August 2026.

During the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense of approximately $6,000 and $17,000, respectively, in general and administrative expenses.

The following table summarizes the share-based awards as of September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at September 30, 2022	450,000	$1.38	3.8

Exercisable at September 30, 2022	250,000	$1.72	3.8

12. COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

Litigation related to leased properties

During 2021 and the three and nine months ended September 30, 2022, the Company was in arrears on rent due on several of its leases. As a result, the Company has pending litigation related to four sites, all of which have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets. See Leases section below for discussion of past due rent on abandoned locations.

No amounts in addition to contracted rent that is due have been accrued as of September 30, 2022 or December 31, 2021 in the accompanying condensed consolidated balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of September 30, 2022, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	Classification	September 30, 2022	December 31, 2021
Right-of-use assets	Operating lease assets	$7,630	$8,021

Current lease liabilities	Current operating lease liabilities	$4,050	$4,599
Non-current lease liabilities	Long-term operating lease liabilities	8,239	8,644
		$12,289	$13,243

Lease term and discount rate were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	6.2	6.7
Weighted average discount rate	7.8%	8.1%

As of September 30, 2021, we performed an analysis of the recoverability of our right-of-use assets. Based on the analysis, we recorded an impairment of approximately $0.7 million for the nine months ended September 30, 2021, which is included in asset impairment charges in our condensed consolidated statements of operations. The impairment recognized during the nine months ended September 30, 2021 was primarily the result of the impact of the COVID-19 outbreak in the United States, which had a significant impact throughout the hospitality industry. Negative impacts to the operating results and cash flows varied significantly at the store level, where some stores operated at a reduced capacity and several stores were permanently closed. There were no indicators of impairment related to our right-of-use assets during the nine months ended September 30, 2022. However, as discussed in Note 13, certain store locations were closed in the subsequent fourth quarter of 2022 and management expects to record impairments on certain right-of-use assets during that period.

During each of the nine months ended September 30, 2022 and 2021, approximately $0.3 million of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements, which is included in gain on extinguished/settled lease liabilities in our condensed consolidated statements of operations. The cancellations resulted from the COVID-19 pandemic. The Company had lease liabilities of $2.7 million related to abandoned leases as of September 30, 2022. These lease liabilities are included in current operating lease liabilities in our condensed consolidated balance sheets.

During the nine months ended September 30, 2022, the Company amended certain leases and changed its assumptions regarding the exercise of a renewal option, which have been accounted for as lease modifications. The operating lease assets and liabilities were remeasured at the modification dates, resulting in an increase of $0.6 million during the nine months ended September 30, 2022 to both the right-of-use assets and lease liabilities. There were no lease modifications during the nine months ended September 30, 2021.

Rent expense of approximately $0.6 million and $1.7 million was incurred during the three and nine months ended September 30, 2022, respectively. Rent expense of approximately $0.6 million and $1.8 million was incurred during the three and nine months ended September 30, 2021, respectively, of which approximately $0.1 million was variable.

Maturities of our operating lease liabilities as of September 30, 2022 are presented below (in thousands):

Year ending December 31:
2022 (remaining three months)	$689
2023	2,645
2024	2,654
2025	2,501
2026	2,097
Thereafter	5,162
Total remaining lease payments	15,748
Less: imputed interest	(3,459)
Total lease liabilities	$12,289

PPP Loan

As discussed in Note 9, the Company received two PPP loans totaling $4.1 million, which were established under the CARES Act and administered by the U.S. SBA. On November 15, 2022, the Company received notice from the SBA that the first PPP loan in the amount of $2.1 million had been fully forgiven with accrued interest. The second PPP loan in the amount of $2.0 million is being reviewed by the SBA. The application for the PPP loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan requests necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account current business activity and the Company’s ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of funds from the PPP loans and forgiveness of the PPP loans is dependent on the Company having initially qualified for the PPP loans and qualifying for the forgiveness of such PPP loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP loans. There is no assurance that the Company’s obligation under the PPP loans will be forgiven. If the PPP loans are not forgiven, the Company will need to repay the PPP loans over the applicable deferral period.

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

In October and November 2022, the Company received related party advances in the aggregate of $0.3 million from an entity in which the Chief Financial Officer serves as an officer but has no ownership interest.

In November 2022, the Company received related party advances in the aggregate of $0.2 million from an entity in which our Chairman and Chief Executive Officer has an ownership interest and serves as the Chief Executive Officer. This note and the previous note received in August 2022 have a maturity date of December 15, 2022.

At the end of October and through November 30, 2022, the Company closed five stores.

●	A PizzaRev store was closed at the expiration of the lease.
●	A LBB store in Portland Orgon was closed due to operational and safety concerns. This store was reopened in June but the situation in the area the store is located does not allow for the store to operate safely at nighttime.
●	A LBB store located in Seattle Washington, an ABC store located in New York and a PizzeRev store located in California were closed due to the stores not being cashflow positive.

During the fourth quarter of 2022, the Company will review for impairment the right-of-use assets and fixed assets in these stores. The right-of-use assets and fixed assets for these locations at September 30, 2022 was $2.8 million.

The Board of Directors of the Company have set December 30, 2022, for the annual meeting of stockholders.

14. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company, while undergoing the audit of its consolidated financial statements as of December 31, 2021 and for the year then ended, determined that it had over-depreciated certain assets from January 1, 2021 through September 30, 2021 and had incorrectly stated the UK subsidiary’s balances as of and for the three and nine month periods ended September 30, 2021. This impacted the previously reported amounts for cash, property and equipment, intangible assets, accounts payable and accrued expenses, restaurant sales, restaurant cost of sales, restaurant operating expenses, and depreciation and amortization, among other line items, in the condensed consolidated interim financial statements.

The following tables set forth the effects of the adjustment on affected items within the Company’s previously reported Condensed Consolidated Statements of Operations:

	Three months ended September 30, 2021
(in thousands, except per share data)	As reported	Adjustment	As restated
Restaurant sales, net	$6,106	$(479)	$5,627
Restaurant cost of sales	$2,032	$(182)	$1,850
Restaurant operating expenses	$3,675	$(275)	$3,400
General and administrative expenses	$1,395	$(14)	$1,381
Depreciation and amortization	$351	$(137)	$214
Operating income	$137	$129	$266
Other income	$18	$(27)	$(9)
Consolidated net income	$(89)	$102	$13
Net income attributable to Amergent Hospitality Group, Inc.	$(94)	$102	$8
Net income attributable to Amergent Hospitality Group Inc. per common share, basic	$(0.01)	$0.01	$0.00

	Nine months ended September 30, 2021
(in thousands, except per share data)	As reported	Adjustment	As restated
Depreciation and amortization	$1,081	$(408)	$673
Operating (loss) income	$(2,397)	$408	$(1,988)
Consolidated net (loss) income	$(2,475)	$408	$(2,067)
Net (loss) income attributable to Amergent Hospitality Group Inc.	$(2,376)	$408	$(1,968)
Net (loss) income attributable to Amergent Hospitality Group Inc. per common share, basic and diluted	$(0.16)	$0.03	$(0.13)

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

Overview

As of September 30, 2022, we operate and franchise a system-wide total of 40 fast casual restaurants, of which 27 are company-owned and 13 are owned and operated by franchisees under franchise agreements.

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

The Jantzen Beach, Oregon gaming location was a former Hooters of America location and is only open for online gaming sales, drinks and a limited food menu. Our Jaybee’s location was opened October 8, 2022.

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

In October and November 2022, the Company received related party advances in the aggregate of $0.3 million from an entity in which the Chief Financial Officer serves as an officer but has no ownership interest.

In November 2022, the Company received related party advances in the aggregate of $0.2 million from an entity in which our Chairman and Chief Executive Officer has an ownership interest and serves as the Chief Executive Officer. The total debt to this entity is now $0.5 million.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

Our results of operations are summarized below:

	Three months ended
	September 30, 2022		September 30, 2021 (Restated)
(in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Revenue:
Restaurant sales, net	$5,176	95.9%	$5,627	95.7%	(8.0)%
Gaming income, net	109	2.0%	136	2.3%	(19.9)%
Franchise income	116	2.1%	116	2.0%	0.1%
Total revenue	5,401		5,879
Expenses:
Restaurant cost of sales	1,675	32.4%	1,850	32.9%	(9.5)%
Restaurant operating expenses	4,162	80.4%	3,400	60.4%	22.4%
General and administrative expenses	1,206	22.3%	1,381	23.5%	(12.7)%
Depreciation and amortization	170	3.1%	214	3.6%	(20.6)%
Employee retention credit and other grant income	(373)	(6.9)%	(1,232)	(21.0)%	(69.7)%
Total expenses	6,840		5,613
Operating (loss) income	(1,439)		266
Other income (expense):
Interest expense	(230)	(4.3)%	(166)	(3.1)%	38.6%
Change in fair value of derivative liabilities	—	—%	—	—%	—%
Change in fair value of investment	(22)	(0.4)%	(100)	(1.9)%	(78.0)%
Change in fair value of convertible promissory note	35	0.6%	—	100.0%	—%
Gain on extinguished/settled lease liabilities	—	—%	67	1.2%	(100.0)%
Other income	33	0.6%	(9)	(0.2)%	(466.7)%
Total other income	(184)		(208)
(Loss) income before income taxes	(1,623)		58
Income tax expense	—	—%	(45)	(0.8)%	(100.0)%
Consolidated net (loss) income	$(1,623)		$13

	Nine months ended
	September 30, 2022		September 30, 2021 (Restated)
(in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Revenue:
Restaurant sales, net	$15,257	91.8%	$15,288	96.1%	(0.2)%
Gaming income, net	357	2.1%	304	1.9%	17.4%
Franchise income	1,013	6.1%	315	2.0%	221.6%
Total revenue	16,627		15,907
Expenses:
Restaurant cost of sales	4,868	31.9%	4,783	31.3%	1.8%
Restaurant operating expenses	11,320	74.2%	10,100	66.1%	12.1%
General and administrative expenses	4,348	26.2%	3,756	23.6%	15.8%
Asset impairment charges	—	—%	1,288	8.1%	(100.0)%
Depreciation and amortization	673	3.6%	673	4.2%	(11.9)%
Employee retention credit and other grant income	(2,208)	(13.3)%	(2,705)	(17.0)%	(18.4)%
Total expenses	18,921		17,895
Operating loss	(2,294)		(1,988)
Other income (expense):
Interest expense	(641)	(3.9)%	(482)	(3.0)%	33.0%
Change in fair value of derivative liabilities	—	—%	119	0.7%	(100.0)%
Change in fair value of investment	(38)	(0.2)%	(221)	(1.4)%	(82.8)%
Change in fair value of convertible promissory note	206	1.2%	—	—%	100.0%
Gain on extinguished/settled lease liabilities	256	1.5%	385	2.4%	(33.5)%
Gain on extinguished trade payable	161	1.0%	—	—%	100.0%
Other income	344	2.1%	165	1.0%	108.5%
Total other income	288		(34)
Loss before income taxes	(2,006)		(2,022)
Income tax expense	(2)	—%	(45)	(0.3)%	99.4%
Consolidated net loss	$(2,008)		$(2,067)

* Restaurant cost of sales and operating expenses percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue decreased $(0.5) million or (8.5)% and increased $0.7 million or 4.5% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021.

	Three months ended September 30, 2022		Three months ended September 30, 2021 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
(in thousands)
Restaurant sales, net	$5,176	95.9%	$5,627	95.7%
Gaming income, net	109	2.0%	136	2.3%
Franchise income	116	2.1%	116	2.0%
Total revenue	$5,401	100.0%	$5,879	100.0%

	Nine months ended September 30, 2022		Nine months ended September 30, 2021 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
(in thousands)
Restaurant sales, net	$15,257	97.8%	$15,288	96.1%
Gaming income, net	357	2.1%	304	1.9%
Franchise income	1,013	6.1%	315	2.0%
Total revenue	$16,627	100.0%	$15,907	100.0%

●	Revenue from restaurant sales decreased $(0.4) million or (7.0)% and $(0.0) million or (0.2)% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to a net decrease of three company owned stores. As of September 30, 2022 and 2021, the Company had 27 and 30 company owned stores, respectively.

●	Franchise income increased $nil or 0.0% and $0.7 million or 221.6% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The increase during the nine -month period was primarily due to $0.7 million of franchise income recognized in March 2022 as a result of the Company terminating its international Master Franchise Agreements as the requirements in the agreement had not been met and all international stores had been closed. The Master Franchisee notified the Company that it would not be reopening these stores. In addition, contract liabilities decreased $0.7 million as a result of the termination of the international Master Franchise Agreements.

Expenses

Restaurant cost of sales

Restaurant cost of sales decreased $0.2 million or 9.5% and increased $0.1 million or 1.8% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to the 8.0% and 0.0% decreases in restaurant revenue. Restaurant cost of sales as a percentage of restaurant sales have stayed consistent. Restaurant cost of sales decreased to 31.9% for the three and nine months ended September 30, 2022, respectively, compared to an increase of 32.9% and 31.3% for the three and nine months ended September 30, 2021, respectively.

Restaurant operating expenses

Restaurant operating expenses increased $0.8 million or 22.4% and $1.2 million or 12.1% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to the overall increase in payroll cost with cost of living increase across the board for our employees.

General and administrative expense (“G&A”)

G&A expenses decreased $(0.2) million or (13.5)% and increased $0.6 million or 15.8% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to the net effect of (i) increases in salary and benefits of $0.0 million and $0.5 million, respectively, primarily due to the addition of two senior management personnel and an increase in our employee headcount from September 30, 2021 to September 30, 2022 and (ii) increases in advertising, insurance and other expenses of $0.0 million and $0.3 million, respectively, primarily due to increases in advertising spending as we begin to recover from the COVID-19 pandemic.

Significant components of G&A are summarized as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(in thousands)		(Restated)		(Restated)
Audit, legal and other professional services	$418	$641	$1,621	$1,864
Salary and benefits	588	587	2,088	1,575
Advertising, insurance and other	183	128	556	259
Stockholder services and fees	7	3	24	11
Travel and entertainment	10	22	59	47
Total G&A expenses	$1,206	$1,381	$4,348	$3,756

Asset impairment charges

We did not record any asset impairment charges during the three and nine months ended September 30, 2022.

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

Employee retention credit and other grant income

Employee Retention Credit (“ERC”). For each of the three and nine months ended September 30, 2022 and 2021, the Company recognized $0.0 million and $1.5 million, respectively, of ERC as a contra-expense included in employee retention credit and grant income in the condensed consolidated statements of operations. Although the program ended on January 1, 2022, the Company performed an analysis during the current period and determined that it was eligible for additional credits related to 2021 wages.

Restaurant Revitalization Fund (“RRF”). Pie Squared Holdings, which we acquired during August 2021, received a grant under the RRF and $2.0 million of unused funds at the closing of the acquisition were placed into escrow for our benefit. For the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $1.5 million, respectively, related to the RRF as a contra-expense included in employee retention credit and other grant income in the condensed consolidated statements of operations. As of September 30, 2022, there was no remaining available for future recognition under the RRF.

For additional information, see Note 3 to the condensed consolidated financial statements.

Other Income (Expense)

Change in fair value of derivative liabilities

There were no derivative liabilities recorded during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the change in fair value of derivative liabilities was a gain of $-0- and $0.1 million, respectively, related to the True-Up Payment derivative. Derivative liabilities were marked to market on a quarterly basis and fluctuations in value are reflective of the fair market value at the point in time at which the instruments were measured. The True-Up Payment derivative was settled in July 2021 with a cash payment of $0.1 million.

Change in fair value of investment

Our investment represents the fair value of the common stock of Sonnet held by the Company after its exercise of warrants received in connection with the Merger, as defined and described in Note 1 to the condensed consolidated financial statements. We recognized a loss in fair value of $22,000 and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $38,000 and $0.2 million during the nine months ended September 30, 2022, respectively, as a result of decreases in Sonnet’s common stock price.

Change in fair value of convertible promissory note

In August 2021, we issued an 8% secured, convertible promissory note as consideration for the acquisition of Pie Squared Holdings. We have elected to measure the convertible promissory note at fair value, with changes in fair value recognized in operations. We recognized a change in fair value of $35,000 and $0.2 million during the three and nine months ended September 30, 2022, respectively. There were no similar transactions during the three and nine months ended September 30, 2021.

Gain on extinguished/settled lease liabilities

During the three and nine months ended September 30, 2022, we recognized a gain on extinguished/settled lease liabilities $-0- and $0.3 million, respectively, due to settlements of outstanding lease liabilities. During the three and nine months ended September 30, 2021, we recognized a gain on extinguished/settled lease liabilities $-0- and $0.4 million, respectively,

Gain on extinguished trade payable

During the three and nine months ended September 30, 2022, we recognized a gain on extinguished trade payable of nil and $0.2 million, respectively, due to the settlement of outstanding amounts with a supplier. There were no such settlements during the three and nine months ended September 30, 2021.

Other income

Other income increased (decreased) $0.03 million or 288.9% and $0.2 million or 99.4% for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to (i) a gain recognized during the second quarter of 2022 of $0.1 million as a result of a franchise-related litigation settlement and (ii) a dividend received during the first quarter of 2022 from our investment in Hooters of America of approximately $0.1 million.

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Nine months ended
	September 30, 2022	September 30, 2021
(in thousands)		(Restated)
Net cash flows used in operating activities	$(3,231)	$(2,814)
Net cash flows used in investing activities	(230)	2,157
Net cash flows provided by financing activities	1,847	1,901
Effect of exchange rate changes on cash	—	(13)
Less: Cash classified in current assets held for sale	—	(111)
Net (decrease) increase in cash and restricted cash	$(1,614)	$1,121

Operating activities

Cash used in operating activities for the nine months ended September 30, 2022 was primarily attributable to the net loss of $2.0 million and non-cash income of $0.3 million for a gain on extinguished/settled lease liabilities, $0.2 million for a fair value adjustment to a convertible promissory note and $0.2 million for a gain on extinguished trade payable, offset by non-cash charges to operations of $1.6 million for depreciation and amortization. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

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

Investing activities

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 was primarily attributable to expenditures on property and equipment.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to proceeds of $1.4 million related to the issuance of 8% senior unsecured convertible debentures and proceeds of $0.8 million related to the issuance of notes payable. Cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to proceeds from a $2.0 million Payment Protection Program (“PPP”) loan.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of September 30, 2022, our cash balance was $0.70 million, our working capital deficiency was $13.7 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2022, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2022 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2021 that has not been fully remediated by the end of the nine month period ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of September 30, 2021, approximately $2.1 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

During 2021 and the three and nine months ended September 30, 2022, the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to four sites, all of which have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of September 30, 2022, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 1A: RISK FACTORS

In addition to the updates set forth below and other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our “Form 10-K”) for the year ended December 31, 2021 and any subsequent filings with the Securities and Exchange Commission (“SEC”) made prior to the date hereof, which could materially affect our business, financial condition, results of operations or future results. These risks and uncertainties discussed in our Form 10-K and in any subsequent filings with the SEC made prior to the date hereof are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. Please also read the section entitled Cautionary Notice Regarding Forward-Looking Statements included in this Report.

We have not fully remediated the material weakness in our internal control over financial reporting that existed at December 31, 2021.

The material weakness in the Company’s internal control over financial reporting that existed at December 31, 2021 has not been fully remediated by the end of the nine month period ended September 30, 2022.

We received full forgiveness of one of our Small Business Administration Paycheck Protection Program loans.

On November 15, 2022, we received full forgiveness of our Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan originally disbursed through lender Towne Bank on April 27, 2020 in the aggregate principal amount of $2,109,400. The principal amount and accrued interest in the amount of $54,610.02 were forgiven in full.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2022, the Company’s cash balance was $0.7 million, its working capital deficiency was $13.7 million, and it had significant near-term commitments and contractual obligations.

Our financial statements as of December 31, 2021 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. In addition the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2021, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, drive further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

We have significant obligations under payables and debt obligations. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing. Failure to do so would adversely affect our ability to continue operations.

If capital is not available, we may then need to scale back or freeze our organic growth plans, sell our business under unfavorable terms, and reduce expenses to manage our liquidity and capital resources. We may not be able extend or repay our current obligations, which could impact our ability to continue to operate as a going concern.

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

** Management Compensatory Contract or Arrangement

*** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2022.

AMERGENT HOSPITALITY GROUP INC.

Date: December 13, 2022	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

Date: December 13, 2022		/s/ Stephen Hoelscher
Stephen Hoelscher
Chief Financial Officer
(Principal Financial Officer)

