Form 10-K
period 2022-12-31
Amergent Hospitality Group Inc.
filed 2023-07-17
CIK 1805024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Securities registered under Section 12(g) of the Act: None

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

On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,032,411, based upon the closing price on that date of the common stock of the registrant $0.148. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of shares outstanding of the registrant’s $0.0001 par value common stock as of June 14, 2023, was 16,833,666 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” and “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	We have a history of operating losses. Our estimates regarding the sufficiency of our cash resources and capital requirements and needs for additional financing raises substantial doubt about our ability to continue as a going concern.

●	We require additional financing to support our working capital and execute our operating plans for fiscal 2023, which may not be available or may be costly and dilutive;

●	Disruption within our supply chain could have an adverse effect on our business, financial condition and results of operations.

●	We are in arrears on rent due on several of our leases as a result of the COVID-19 pandemic and the economic hardship from rising inflation. We have pending litigation related to one store which is permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

●	Various subsidiaries are delinquent in payment of an aggregate of approximately $2.1 million of payroll taxes and failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

●	We may have to repay the $10.0 million of grant proceeds received from the Restaurant Revitalization Fund.

●	We have identified a material weakness in our internal control and procedures and internal control over financial reporting.

●	We have been delinquent in our SEC reporting obligations, which may continue to have an adverse effect on the liquidity and trading prices of our common stock and could lead to the disqualification of our common stock for quotation on the OTC Markets Group, Inc.

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

PART I

ITEM 1. BUSINESS

BACKGROUND- MERGER AND SPIN-OFF

Amergent Hospitality Group Inc. was incorporated on February 18, 2020 as a wholly owned subsidiary of Chanticleer Holdings Inc., a Delaware corporation (“Chanticleer”), for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the spin-off of Amergent to the shareholders of Chanticleer (Spin-Off”). The Spin-Off transaction was completed on April 1, 2020 in connection with Chanticleer’s completion of its merger transaction (the “Merger”) with Sonnet BioTherapeutics, Inc. (“Sonnet”).

GOING CONCERN QUALIFICATION

Our financial statements as of and for the years ended December 31, 2022 and 2021 were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these financial statements. As of December 31, 2022, our cash balance was $0.4 million, our working capital deficiency was $16.3 million, and we had significant near-term commitments and contractual obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations for the next 12 months.

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

As of December 31, 2022, we operated and franchised a system-wide total of 34 fast casual restaurants of which 23 are company-owned and included in our consolidated financial statements, and 11 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) was a fast-casual dining chain consisting of locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine. As of December 31, 2022, all locations are closed.

The Burger Joint (“BGR”) consists of five company-owned locations in the United States and seven franchisee-operated locations in the United States.

Little Big Burger (“LBB”) consists of 14 company-owned locations in the Portland, Oregon and Charlotte, North Carolina areas. One location was temporarily closed until it re-opened at the end of June 2022 due to lack of available employees. Of the company-owned restaurants, 10 of those locations are operated under partnership agreements with investors we have determined we are the primary beneficiary as we control the management and operations of the stores, and the partner supplies the capital to open the store in exchange for a non-controlling interest.

We acquired Pie Squared Holdings LLC (“PIE” or “Pie Squared Holdings”) on August 30, 2021. Pie Squared Holdings, directly and through its four wholly owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. At December 31, 2022, the company had one company owned location and four franchised locations.

Our Jantzen Beach, Oregon location was a former Hooters of America location. This location is now home to our Jaybee’s Chicken Place, serving a selection of fast casual chicken. Next door to Jaybee’s is The Nest and The Roost, offering video gaming, pool tables and drinks. These locations opened on October 8, 2022.

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

Franchises must be operated in strict compliance with our operations manual, which prescribes staffing requirements, minimum months, days and hours of operation, techniques and processes for service, length and method of training personnel, working capital and inventory requirements, accounting system and other operational standards. We provide up to five days of on-site training at no charge to franchisee. Additional on-site training may be requested by franchisee and will be provided at a daily rate of $500. We have the right to approve the property lease for each new franchise. We maintain image control and may direct a franchise to remodel. We provide specifications for equipment, safety and security, subject to additional location regulations. Franchisees must utilize designated, approved suppliers or obtain pre-approval of any new supplier. Franchisees have certain prescribed marketing requirements, and we may require franchisee to contribute a percentage of net sales to a regional brand development fund. Further, we may require certain of franchisee’s personnel to attend an annual conference or all franchisee’s personnel to attend refresher training, at franchisee’s sole expense.

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

Any improvements or new concepts developed by a franchisee (such as improvements to proprietary recipes, equipment, merchandise or software) belong to us. Our franchise agreement contains confidentiality and non-disclosure covenants, and a franchisee must require its personnel to execute confidentiality and non-disclosure agreements.

We hold a minority investment in corporate owned Hooters. However, we do not currently intend to open additional Hooters restaurants.

Restaurant Geographic Locations

We currently operate BGR, LBB and Jaybee’s restaurants in the United States. ABC was located North Carolina and New York. BGR operates company restaurants in the mid-Atlantic region of the United States, as well as franchise locations across the US. LBB operates in Oregon and North Carolina. Jaybee’s is located in Portland, Oregon. We operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission at The Nest. We no longer operate any Company owned PIE restaurants in California but continue with franchise locations in the western United States.

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

Information Systems and Security

We continue to focus on providing our operators intuitive, secure technology that is tailored to our business so they can provide hospitality to our guests and our team members in a productive and efficient manner.

Our information is processed, transmitted, and stored in a secure environment using enterprise grade technologies in order to protect both our data and the physical computing assets. While we believe that our internal policies, systems and procedures for cybersecurity are thorough, the risk of a cybersecurity event cannot be eliminated.

Proprietary Rights

We have trademarks and tradenames associated with American Burger, BGR, Little Big Burger, Jaybee’s Chicken Palace and PizzaRev. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

Government Regulations

We are subject to various federal, state and local laws, rules and regulations that affect our business. Regulations relating to opening and closing of restaurant dining rooms or outdoor patios, business hours, sanitation practices, alcohol sales, guest spacing within dining rooms and other social distancing practices, and employment and safety-related laws involving contact tracing, exclusions and paid sick leave have materially affected the way we operate our business and serve our guests and have adversely impacted our cost structure and resulting profitability of our restaurants.

Licensing

Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, labor/equal employment, building, land use, health, safety and fire agencies, and environmental regulations in the state or municipality in which the restaurant is located. We believe that we are in compliance with all relevant laws, rules and regulations in all material respects. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant.

Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations impact numerous aspects of the daily operations of our restaurants, including the minimum age of patrons and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.

Dram Shop Statutes

We are subject to “dram-shop” statutes in California and other states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. We carry liquor liability coverage, as part of our existing comprehensive general liability insurance, which we believe is consistent with the coverage carried by other entities in the restaurant industry and would help protect us from exposure created by possible claims. Even though we carry liquor liability insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a materially adverse effect on us. Regardless of whether any claims against us are valid or whether we are liable, claims may also be expensive to defend and may divert management’s time and our financial resources away from our operations. We may also be adversely affected by publicity resulting from such claims.

Environmental regulation

Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations; however, we do not believe that compliance with applicable environmental regulations will have a material effect on our capital expenditures, financial condition, results of operations, or competitive position. Increased focus by U.S. authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, or actual or perceived effect of changes in weather patterns, climate or water resources could have a direct impact on the operations of our brands in ways that we cannot predict at this time.

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

Various federal and state labor laws, along with rules and regulations, govern our relationship with our team members, including such matters as minimum wage, overtime, tip credits, health insurance, working conditions, safety and work eligibility requirements. Significant additional governmental mandates, such as an increased minimum wage, a change in the laws governing exempt team members, an increase in paid time off or leaves of absence, mandates on health benefits and insurance or increased tax reporting and payment requirements for team members who receive gratuities, could negatively impact our restaurants’ profitability. We are also subject to the regulations of the Immigration and Customs Enforcement (“ICE”) branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our team members may not meet federal work eligibility requirements, despite our efforts and without our knowledge, which could lead to a disruption in our work force. Additionally, our suppliers may also be affected by various federal and state labor laws which could result in supply disruptions for our various goods and services or higher costs for goods and services supplied to us.

In addition, we and our U.S. franchisees are subject to the Patient Protection and Affordable Care Act.

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

We are subject to a variety of information security, privacy and consumer protection laws at the federal, state and local level. Failure to comply with these laws and regulations could subject us to financial and other penalties.

We are subject to food safety regulations, including supervision by the U.S. Food and Drug Administration, which governs the manufacture, labeling, packaging and safety of food. In addition, we are or may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods. Certain states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the U.S. federal level.

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

Employees

As of December 31, 2022, we had 319 employees in the United States. We employ additional people on a part-time basis as needed.

Working Capital Practices

Historically, we have financed our operations through public and private sales of common stock, issuance of preferred and common stock, convertible debt instruments, term loans, related party loans and advances and credit lines from financial institutions, and cash generated from operations. On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included the Paycheck Protection Program (“PPP”) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of $2.1 million. On February 25, 2021, the Company received a second PPP loan of $2.0 million. On November 15, 2022 and December 16, 2022, the Company received notice from the SBA that the first and second PPP loans, respectively, had been fully forgiven with accrued interest.

As of December 31, 2022, our cash balance was $0.4 million, of which none was restricted, our working capital deficiency was $16.3 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

As we execute our business plan over the next 12 months, we intend to carefully monitor the impact of our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back or freeze our operations plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources.

Our current operating losses combined with our working capital deficit raise substantial doubt about our ability to continue as a going concern.

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Although the program ended on January 1, 2022, the Company performed an analysis during the current period and determined that it was eligible for additional credits related to 2021 wages. As of each of December 31, 2022 and December 31, 2021, approximately $0.8 million of ERC is included in accounts and other receivables in the consolidated balance sheets. The Company recognized $0.7 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively, of ERC as a contra-expense included in employee retention credit and other grant income in the consolidated statements of operations.

In addition to the ERC, the Company received credits under other government/government agency programs of approximately $128,000 for the year ended December 31, 2021, of which approximately $84,000 were recorded as an offset to restaurant operating expenses and $44,000 as other income, respectively, in the consolidated statements of operations.

Restaurant Revitalization Fund

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program provided restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023. In 2021 and prior to its acquisition by the Company in August 2021, Pie Squared Holdings received a grant under the U.S. Small Business Administration’s (“U.S. SBA”) RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of the acquisition were $2.0 million, and these funds were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. Restricted cash and a deferred grant income liability were recorded for the unused proceeds from the RRF, and grant income is being recognized as the Company expends the funds on eligible costs incurred under the RRF post acquisition. As of December 31, 2022 and 2021, the Company had restricted cash of nil and $1.7 million, respectively, related to the unused proceeds from the RRF. The Company recognized $1.5 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, related to the RRF as a contra-expense included in employee retention credit and other grant income and in the consolidated statements of operations. As of December 31, 2022, all RRF funds were utilized.

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

ITEM 1A: RISK FACTORS

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

Summary of Material Risk Factors

●	We have a history of operating losses. Our estimates regarding the sufficiency of our cash resources and capital requirements and needs for additional financing raises substantial doubt about our ability to continue as a going concern.

●	We require additional financing to support our working capital and execute our operating plans for fiscal 2023, which may not be available or may be costly and dilutive;

●	Disruption within our supply chain could have an adverse effect on our business, financial condition and results of operations.

●	We are in arrears on rent due on several of our leases as a result of the COVID-19 pandemic. We have pending litigation related to one store which is permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

●	Various subsidiaries are delinquent in payment of an aggregate of approximately $2.1 million of payroll taxes and failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

●	We may have to repay the $10.0 million of grant proceeds received from the Restaurant Revitalization Fund.

●	We have identified a material weakness in our internal control and procedures and internal control over financial reporting.

●	We have been delinquent in our SEC reporting obligations, which has had an adverse effect on the liquidity and trading prices of our common stock and could lead to the disqualification of our common stock for quotation on the OTC Markets Group, Inc.

RISKS RELATED TO DELINQUENT PAYROLL TAXES

Various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities prior to the current year when previous management was in place, and a failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2022 and 2021, approximately $2.1 million and $2.0 million, respectively, of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition and results of operations. Interest and penalties on the remaining liability are accruing at approximately $10,000 per month.

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

During 2021 the Company was in arrears on rent due on several of its leases as a result of the COVID-19 pandemic. As a result, the Company has pending litigation related to one store location which is permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2022 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies:

●	As of December 31, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity level management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

●	As of December 31, 2022, we had not established a formal written policy for the approval, identification, and authorization of new vendors entered into the approved vendor listing.

●	As of December 31, 2022, we had not established a formal review, on a test basis, of our third-party accounting provider’s coding of transactions and reconciliations of key accounts.

●	As of December 31, 2022, we had not established an automated software program to account for our operating lease schedule liabilities but were relying on a manual computation of the Company’s operating lease schedule.

Management determined that the deficiency could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiency constitutes a material weakness in internal control.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in the 2013 integrated framework as prescribed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

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

Any adverse weather conditions, seasonal fluctuations, natural disasters and environmental matters, including the effects of climate change, may adversely affect our results of operations.

The occurrence of natural disasters, such as fires, hurricanes, freezing weather or earthquakes may unfavorably affect our operations and financial performance. Any of the foregoing events may result in physical damage, temporary or permanent closure, lack of an adequate work force, or temporary or long-term disruption in the supply of food, beverages, electric, water, sewer and waste disposal services necessary for our restaurants or to operate.

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

We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural disasters, back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that may have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

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

Our consolidated financial statements have been prepared assuming a going concern.

Our consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021 were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these consolidated financial statements. Our independent registered public accounting firm has issued a report related to our annual consolidated financial statements that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to refinance or extend our debt or obtain additional capital on reasonable terms. Our consolidated financial statements do not include adjustments that would result from the outcome of this uncertainty.

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

Our various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

We require additional financing to support our working capital and execute our operating plans for 2023, which may not be available or may be costly and dilutive.

We require additional financing to support our working capital needs and fund our operating plans for fiscal 2023. To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor.

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

Oz Rey has provided a waiver of certain financial covenants through December 31, 2023.

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

We lease all the real property, and we expect the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases.

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

As of December 31, 2022, there were 18 restaurants that the Company had abandoned and maintained its operating lease liabilities as the Company had not negotiated the termination of the underlying leases with its landlord. Such liabilities amount to approximately $6.8 million at December 31, 2022 and are reflected as current operating lease liabilities on the consolidated balance sheet included in this report.

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

Under the Indemnification Agreement, which will expire on March 25, 2026, we have an obligation to indemnify Sonnet for liabilities associated with our business and the assets and liabilities distributed to us or our subsidiaries in connection with the Spin-Off. We have obtained a Tail Policy with policy limits in the amount of $3.0 million to cover such liabilities; however, if we have to indemnify Sonnet for unanticipated liabilities in excess of this amount, the cost of such indemnification obligations may have a material and adverse effect on our financial performance.

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

In recent years there has been an increase in the use of social media platforms and similar devices that allow individuals’ access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate in its impact. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud or outdated information. The inappropriate use of social media platforms by our guests, employees or other individuals could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation, and create an adverse change in the business climate that impairs goodwill. If we are unable to respond quickly and effectively, we may suffer declines in guest traffic, which could materially affect our financial condition and results of operations.

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

We face significant competition from restaurants in the fast-casual dining and traditional fast-food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these restaurant concepts as well as new competitors that strive to compete with our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations. Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambience, among other things.

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

We are subject to extensive federal, state and local government regulation, including regulations relating to public health, gambling, safety and zoning codes. We operate each of our locations in accordance with standards and procedures designed to comply with applicable codes and regulations. However, if we could not obtain or retain food or other licenses, it would adversely affect our operations. Although we have not experienced, and do not anticipate experiencing any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular location or group of restaurants.

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

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchisee/franchisor relationship or have interests adverse to ours. This may lead to disputes with our franchisees, and we expect such disputes to occur from time to time in the future as we continue to offer franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows even if we have a successful outcome in the dispute.

In addition, various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. A franchisee and/or a government agency may bring legal action against us based on the franchisee/franchisor relationship that could result in the award of damages to franchisees and/or the imposition of fines or other penalties against us.

We are subject to a variety of laws, government regulation, and other legal requirements and any failure to comply with these laws and regulations or any new laws or regulations could have a material adverse effect on our operations.

Our business is subject to large number of federal and state laws and regulations, including those relating to:

●	the serving alcoholic beverages;

●	employment practices and working conditions, including, among others, minimum wage and other wage and benefit requirements, overtime pay, meal and rest breaks, predictive scheduling, paid leave requirements, work eligibility requirements, team member classification as exempt/non-exempt for overtime and other purposes, immigration status, workplace safety, discrimination, and harassment;

●	public accommodations and safety conditions, including the Americans with Disabilities Act and similar state laws that give protections to individuals with disabilities in the context of employment, public accommodations, and other areas;

●	environmental matters, such as emissions and air quality, water consumption, and the discharge, storage, handling, release, and disposal of hazardous or toxic substances;

●	preparation, sale and labeling of food, including regulations of the Food and Drug Administration, including those relating to inspections and food recalls, menu labeling and nutritional content;

●	data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information, and payment card industry standards and requirements;

●	building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use,

●	health, sanitation, safety and fire standards; and

●	public company compliance, disclosure and governance matters, including accounting regulations and SEC disclosure requirements;

Compliance with these laws and regulations, and future new laws or changes in these laws or regulations that impose additional requirements, can be costly. Failure to comply with the laws and regulatory requirements of federal, state and local authorities may result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can increase our exposure to litigation or governmental investigations or proceedings.

GENERAL RISKS RELATED TO OUR COMMON STOCK

We have been delinquent in our SEC reporting obligations, which may continue to have an adverse effect on the liquidity and trading prices of our common stock and could lead to the disqualification of our common stock for quotation on the OTC Markets Group, Inc.

We have been delinquent in our SEC reporting obligations, which may continue to have an adverse effect on the liquidity and trading prices of our common stock and could lead to the disqualification of our common stock for quotation on the OTC Markets Group, Inc. Our stock was removed from quotation on the OTCQB due to this delinquency and, based on the rules of the OTC Marketsm we do not expect to have our stock reinstated to the OTCQB once we become current in our filings with the SEC. Our Form 10-Q for the quarterly period ended March 31, 2023 currently remains delinquent.

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

Through December 31, 2023, Amergent did not have an adequate amount of authorized common stock to cover shares issuable upon exercise of the warrants and conversion of the 10% convertible notes.

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

The U.S. Securities and Exchange Commission (the “SEC”) has adopted a number of rules to regulate “penny stock” that may restrict transactions involving shares of our common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted “penny stock” within the meaning of the rule. Were our common stock to again be considered “penny stock” and therefore become subject to the penny stock rules, the additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Through our subsidiaries, we lease the land and buildings for 23 operating restaurant locations in the U.S. The terms for our leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Our corporate employees work from home.

Our facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3: LEGAL PROCEEDINGS

Various subsidiaries of Amergent are delinquent in payment of payroll taxes to taxing authorities. As of December 31, 2022, approximately $2.1 million of employee and employer taxes (including estimated penalties and interest) was accrued but not remitted in years prior to 2019 to certain taxing authorities by certain of these subsidiaries for cash compensation paid. As a result, these subsidiaries are liable for such payroll taxes. These subsidiaries have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees.

During 2022 and 2021, the Company was in arrears on rent due on several of its leases. As a result, the Company has pending litigation related to one store which is permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets.

During 2022, our LBB locations were notified by the Department of Labor (“DOL”) of an audit concerning tip pools at 15 of our LBB stores in and around Portland, OR metropolitan area. In January 2023, the DOL reported that its audit resulted in one significant finding, that the Company improperly permitted “supervisory” in-store employees to participate in the tip pool. DOL assessed a penalty of approximately $972,000 (equal to $486,000 in inappropriately paid tips multiplied by two pursuant to the statute’s liquidated damages provision). DOL offered to reduce that number in half to $486,000. The Company has fought back against the finding, asserting that the alleged supervisors did not have sufficient supervisory responsibility to be deemed a “supervisor” under the statute. Currently, settlement discussions are in progress. DOL has reduced its amount to just under $170,000. The Company has offered $25,000 to resolve the matter. It is difficult to predict at what amount the case may resolve. If it does not resolve, DOL can choose to file the case in litigation or send right-to-sue letters to each impacted employee and former employee. Currently, we do not believe it is likely that DOL will pursue litigation, having indicated that they would be discussing that option and opting not to pursue anything at this time. If the case were to proceed to settle, we expect it would do so between the $25,000 and $170,000 amounts currently on the table. The Company has recorded a charge of $25,000 as management believes this is the most likely outcome.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of December 31, 2022, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2022, we had 15,706,736 shares of our common stock issued and outstanding, respectively, and approximately 230 shareholders of record and approximately 2,500 shareholders. Amergent’s common stock is currently quoted on the Pink Open Market of the OTC Markets Group, Inc. under the symbol “AMHG.”

We currently have no expectation to pay cash dividends to holders of our common stock in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES

None that have not previously been reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview

As of December 31, 2022, we operated and franchised a system-wide total of 34 fast casual restaurants of which 23 are company-owned and included in our consolidated financial statements, and 11 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) was a fast-casual dining chain consisting of locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine. As of December 31, 2022, all locations are closed.

The Burger Joint (“BGR”) consists of five company-owned locations in the United States and seven franchisee-operated locations in the United States.

Little Big Burger (“LBB”) consists of 14 company-owned locations in the Portland, Oregon and Charlotte, North Carolina areas. One location was temporarily closed until it re-opened at the end of June 2022 due to lack of available employees. Of the company-owned restaurants, 10 of those locations are operated under partnership agreements with investors we have determined we are the primary beneficiary as we control the management and operations of the stores, and the partner supplies the capital to open the store in exchange for a non-controlling interest.

We acquired Pie Squared Holdings LLC (“PIE” or “Pie Squared Holdings”) on August 30, 2021. Pie Squared Holdings, directly and through its four wholly owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. At December 31, 2022, the company had one company-owned location and four franchised locations.

Our Jantzen Beach, Oregon location was a former Hooters of America location. This location is now home to our Jaybee’s Chicken Place, serving a selection of fast casual chicken. Next door to Jaybee’s is The Nest and The Roost, offering video gaming, pool tables and drinks. These locations opened on October 8, 2022.

Acquisition

On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings LLC (“Pie Squared Holdings”) pursuant to a Unit Purchase Agreement (“Purchase Agreement”). The purchase price is an 8% secured, convertible promissory note (“Note”) with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. Transaction costs of $0.2 million were incurred in connection with the acquisition and charged to general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021.

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

During the year ended December 31, 2022, the Company received related party advances in the aggregate of $0.6 million from an entity in which the Chief Financial Officer serves as an officer but has no ownership interest.

In January 2023, the Company entered into an asset purchase agreement with Boudreaux’s Cajun Kitchen, Inc. to acquire the Houston, Texas based brand and its four restaurant locations for an aggregate purchase price of $3.8 million. In March 2023, the transaction closed for cash consideration of $1.3 million and a convertible promissory note of $2.5 million. In connection with the transaction, the Company paid an affiliate of Oz Rey an aggregate fee of $0.3 million. The convertible promissory note accrues interest at a rate of 6.0% per annum and will mature two years from the date of closing, with $1.3 million of the principal balance of the note due and payable in July 2023. The note may be converted, at the option of the holder, into shares of common stock at a conversion price of $0.50 per share. The convertible promissory note may be prepaid in whole or in part at any time, without premium or penalty.

In February 2023, the Company closed a $2.5 million Series B convertible preferred stock (the “Series B Preferred”) and warrant financing with an affiliate of Oz Rey. The Company issued 125 shares of Series B Preferred and warrants to purchase up to 1,250,000 shares of common stock at a $0.0001 par value. The warrants have a term of 10 years and an initial exercise price of $1.00 per share of common stock, which is subject to adjustment for customary provisions such as stock splits, stock dividends and distributions.

The Series B Preferred is convertible into shares of common stock at the option of the investors at a conversion price of $0.50 per share and will accrue dividends in an amount equal to 12% on an annual basis, payable in cash or in shares of common stock based on 30-day volume-weighted average price of common stock on the trading market. The Company has the right to redeem the Series B Preferred subject to certain terms.

Recent Business Trends

Throughout 2022, we faced varying degrees of COVID-19 pandemic related pressures. In spite of this, our sales have continued to increase from when compared to the corresponding quarters in 2021. Our revenue for fiscal years 2022 and 2021 was $21.3 million and $20.7 million, respectively. This represents an annual increase in revenue of 3.1%.

Looking forward to 2023, we anticipate continued inflationary pressures on our restaurant cost of sales and restaurant operating expenses. We also face a tight and competitive labor market throughout all locations. Our management team has and will continue to innovatively approach these challenges.

Future Plans

The Company has three core restaurant groups: Boudreaux’s Cajun Restaurants, Little Big Burger, The Burger Joint, as well as a one-off gaming concept.

In March 2023, we finalized the purchase of Boudreaux’s Cajun Kitchen with four locations in Houston, Texas. We anticipate expanding this restaurant concept throughout the southern United States.

For the Little Big Burger concept, we do not anticipate opening new units in the near term.

We are actively pursuing the sale of additional The Burger Joint franchises and finding additional Company managed location opportunities.

The Company will continue looking for acquisition opportunities that will add value to our core concepts.

In 2022, the Company closed several underperforming stores. We believe that the remaining stores are cash flow positive at the store level. Our challenge remains the cost of being a public company. We plan to continue to find acquisition candidates and to add to our concepts so that, company-wide, we become cash flow positive.

COVID-19 Pandemic Update

Since at least March 2020, when it was first characterized as a global pandemic, COVID-19 dramatically impacted and continues to impact the global health and economic environments, including millions of confirmed cases and deaths, business slowdowns or shutdowns (including shutdowns or severe restrictions of capacity in our dining rooms at various points in time), labor shortfalls, supply chain challenges, regulatory challenges, inflationary pressures and market volatility. As a result, we began fiscal 2021 with significant limitations on our operations, which over the course of the fiscal year varied widely from time to time, state to state and city to city and negatively impacted our sales. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early to mid-2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

We may face future business disruptions and related risks resulting from the COVID-19 pandemic or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. In addition, while all of our restaurants had open dining rooms as of December 31, 2022, we continue to experience staffing challenges, including higher wage inflation, overtime costs and other labor related costs. We also continue to experience inflationary pressures, which resulted in increased commodity prices and impacted our business and results of operations during the year ended December 31, 2022. We expect these pressures to continue during fiscal year 2023.

PPP Loan

On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included the Paycheck Protection Program (“PPP”) for small businesses. On April 27, 2020, Amergent received a PPP loan of $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bore interest at 1% per year, was due to mature in April 2022, and required monthly interest and principal payments of approximately $0.1 million beginning in November 2020 and through maturity. On February 25, 2021, the Company received a second PPP loan in the amount of $2.0 million. The note bore interest at 1% per year, was due to mature on February 25, 2026, and required monthly principal and interest payments of approximately $45,000 beginning June 25, 2022 through maturity. On November 15, 2022 and December 16, 2022, the Company received notice from the SBA that the first and second PPP loans, respectively, had been fully forgiven with accrued interest.

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Although the program ended on January 1, 2022, the Company performed an analysis during the current period and determined that it was eligible for additional credits related to 2021 wages. As of each of December 31, 2022 and December 31, 2021, approximately $0.8 million of ERC is included in accounts and other receivables in the consolidated balance sheets. The Company recognized $0.7 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively, of ERC as a contra-expense included in employee retention credit and other grant income in the consolidated statements of operations.

In addition to the ERC, the Company received credits under other government/government agency programs of approximately $128,000 for the year ended December 31, 2021, of which approximately $84,000 were recorded as an offset to restaurant operating expenses and $44,000 as other income, respectively, in the consolidated statements of operations.

Restaurant Revitalization Fund

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program provided restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023. In 2021 and prior to its acquisition by the Company in August 2021, Pie Squared Holdings received a grant under the U.S. Small Business Administration’s (“U.S. SBA”) RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of the acquisition were $2.0 million, and these funds were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. Restricted cash and a deferred grant income liability were recorded for the unused proceeds from the RRF, and grant income is being recognized as the Company expends the funds on eligible costs incurred under the RRF post acquisition. As of December 31, 2022 and 2021, the Company had restricted cash of nil and $1.7 million, respectively, related to the unused proceeds from the RRF. The Company recognized $1.5 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, related to the RRF as a contra-expense included in employee retention credit and other grant income and in the consolidated statements of operations. As of December 31, 2022, all RRF funds were utilized.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

Our results of operations are summarized below:

	Year Ended December 31,
	2022		2021
(in thousands)	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Revenue:
Restaurant sales, net	$19,678	92.4%	$19,797	95.9%	(0.6)%
Gaming income, net	493	2.3%	403	1.9%	22.3%
Franchise income	1,123	5.3%	452	2.2%	148.5%
Total revenue	21,294		20,652
Expenses:
Restaurant cost of sales	6,377	32.4%*	6,172	31.2%*	3.3%
Restaurant operating expenses	15,089	76.7%*	13,262	67.0%*	13.8%
Restaurant pre-opening and closing expenses		—%	8	—%	(100.0)%
General and administrative expenses	5,584	26.2%	5,210	25.2%	7.2%
Asset impairment charges	3,208	15.1%	1,456	7.1%	120.3%
Depreciation and amortization	693	3.3%	1,047	5.1%	(33.8)%
Employee retention credit and other grant income	(2,208)	(10.4)%	(3,009)	(14.6)%	(26.6)%
Total expenses	28,743		24,146
Operating loss	(7,449)		(3,494)
Other income (expense):
Interest expense	(886)	(4.2)%	(656)	(3.2)%	35.1%
Change in fair value of derivative liabilities	—	—%	119	0.6%	(100.0)%
Change in fair value of investment	(38)	(0.2)%	(244)	(1.2)%	(84.4)%
Change in fair value of convertible promissory note	99	0.5%	95	0.5%	4.2%
Gain on sale of subsidiary	—	—%	58	0.3%	(100.0)%
Gain on extinguished/settled lease liabilities	256	1.2%	412	2.0%	(37.9)%
Gain on extinguished trade payable	161	0.8%	—	—%	100.0%
Gain on loan forgiveness	4,201	19.7%	—	—%	100.0%
Other income	354	1.7%	310	1.5%	13.9%
Total other income	4,147		94
Loss before income taxes	(3,303)		(3,400)
Income tax expense	(42)	(0.2)%	(118)	(0.6)%	(64.4)%
Consolidated net loss	$(3,346)		$(3,518)

* Restaurant cost of sales and operating expenses percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased $0.6 million or 3.1% during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
(in thousands)
Restaurant sales, net	$19,678	92.4%	$19,797	95.9%
Gaming income, net	493	2.3%	403	2.0%
Franchise income	1,123	5.3%	452	2.2%
Total revenue	$21,294	100.0%	$20,652	100.0%

●	Revenue from restaurant sales decreased $0.1 million or 0.6% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to a net decrease of six company owned stores. As of December 31, 2022 and 2021, the Company had 20 and 29 company owned stores, respectively.

●	Franchise income increased $0.7 million or 148.5% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to $0.7 million of franchise income recognized in March 2022 as a result of the Company terminating its international Master Franchise Agreements as the requirements in the agreement had not been met and all international stores had been closed. The Master Franchisee notified the Company that it would not be reopening these stores. In addition, contract liabilities decreased $0.7 million as a result of the termination of the international Master Franchise Agreements.

Expenses

Restaurant cost of sales

Restaurant cost of sales increased $0.2 million or 3.3% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Restaurant cost of sales as a percentage of restaurant sales increased to 32.4% for the year ended December 31, 2022 compared to 31.2% for the year ended December 31, 2021 primarily due to rising food costs.

Restaurant operating expenses

Restaurant operating expenses increased $1.8 million or 13.8% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to an overall increase in payroll cost with cost-of-living increases across the board for our employees.

General and administrative expense (“G&A”)

G&A expenses increased $0.4 million or 7.2% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the net effect of (i) increase in salary and benefits of $0.7 million, primarily due to the addition of two senior management personnel and an increase in our employee headcount from December 31, 2021 to December 31, 2022 (ii) a decrease in audit, legal and other professional services of $0.4 million primarily due to a decrease in necessary legal and professional services in 2022 compared to 2021.

Significant components of G&A are summarized as follows:

	Year Ended December 31,
	2022	2021
(in thousands)
Audit, legal and other professional services	$1,905	$2,314
Salary and benefits	2,814	2,129
Advertising, insurance and other	752	672
Stockholder services and fees	44	31
Travel and entertainment	69	64
Total G&A expenses	$5,584	$5,210

Asset impairment charges

Asset impairment charges of an aggregate $3.2 million were recorded during the year ended December 31, 2022, which consisted of an impairment on (i) right-of-use asset of $1.8 million (ii) property and equipment of $0.8 million, (iii) trademark/tradenames of $0.3 million, and (iv) franchise rights of $0.3 million, primarily due to ongoing cash flow implications from the change in consumer dining habits in the aftermath of the COVID-19 pandemic.

Asset impairment charges of $1.5 million were recorded during the year ended December 31, 2021. During the year ended December 31, 2021, we recorded an impairment on trademark/tradenames of approximately $0.3 million, property and equipment of approximately $0.4 million and right-of-use asset of approximately $0.7 million primarily due to ongoing cash flow implications resulting from the COVID-19 pandemic.

Employee retention credit and other grant income

Employee Retention Credit (“ERC”). For the years ended December 31, 2022 and 2021, the Company recognized $0.7 million and $2.5 million, respectively, of ERC as a contra-expense included in employee retention credit and grant income in the consolidated statements of operations. Although the program ended on January 1, 2022, the Company performed an analysis during 2022 and determined that it was eligible for additional credits related to 2021 wages.

Restaurant Revitalization Fund (“RRF”). Pie Squared Holdings, which we acquired during August 2021, received a grant under the RRF and $2.0 million of unused funds at the closing of the acquisition were placed into escrow for our benefit. For the years ended December 31, 2022 and 2021, the Company recognized $1.5 million and $0.5 million, respectively, related to the RRF as a contra-expense included in employee retention credit and other grant income in the consolidated statements of operations. As of December 31, 2022, there was no remaining available for future recognition under the RRF.

For additional information, see Note 4 to the consolidated financial statements.

Other Income (Expense)

Interest expense

Interest expense was $0.9 million for the year ended December 31, 2022, compared to $0.7 million for the year ended December 31, 2021. This is consistent with the rising interest rates on new borrowings in 2022.

Change in fair value of derivative liabilities

There were no derivative liabilities recorded during the year ended December 31, 2022. During the year ended December 31, 2021, the change in fair value of derivative liabilities was a gain of $0.1 million related to the True-Up Payment derivative. Derivative liabilities were marked to market on a quarterly basis and fluctuations in value are reflective of the fair market value at the point in time at which the instruments were measured. The True-Up Payment derivative was settled in July 2021 with a cash payment of $0.1 million.

Change in fair value of investment

Our investment represents the fair value of the common stock of Sonnet held by the Company after its exercise of warrants received in connection with the Merger. We recognized a loss in fair value of $38,000 and $0.2 million during the years ended December 31, 2022 and 2021, respectively as a result of decreases in Sonnet’s common stock price.

Change in fair value of convertible promissory note

In August 2021, we issued an 8% secured, convertible promissory note as consideration for the acquisition of Pie Squared Holdings. We have elected to measure the convertible promissory note at fair value, with changes in fair value recognized in operations. We recognized a change in fair value of $0.1 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively.

Gain on extinguished/settled lease liabilities

During the years ended December 31, 2022 and 2021, we recognized a gain on extinguished/settled lease liabilities of $0.3 million and $0.4 million. The gain recognized during the year ended December 31, 2022 was the result settlements of outstanding lease liabilities. The gain recognized during the year ended December 31, 2021 was due to the derecognition of operating lease liabilities resulting from our negotiation of the cancellation of our obligations under certain lease agreements resulting from the COVID-19 pandemic.

Gain on extinguished trade payable

During the year ended December 31, 2022, we recognized a gain on extinguished trade payable of $0.2 million due to the settlement of outstanding amounts with a supplier. There were no trade payable extinguishments during the year ended December 31, 2021.

Gain on loan forgiveness

During the year ended December 31, 2022, we recognized a gain on loan forgiveness of $4.2 million due to the forgiveness of the PPP loans, plus accrued interest. There was no loan forgiveness during the year ended December 31, 2021.

Other income (expense)

Other income increased $43,000 or 13.9% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to (i) a gain of $0.1 million recognized as a result of franchise-related litigation settlement and (ii) a dividend received during 2022 from our investment in Hooters of America of approximately $0.1 million.

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

	Year Ended December 31,
	2022	2021
(in thousands)
Net cash flows used in operating activities	$(3,711)	$(4,474)
Net cash flows (used in) provided by investing activities	(315)	2,978
Net cash flows provided by financing activities	2,083	1,902
Effect of exchange rate changes on cash	—	(16)
Net (decrease) increase in cash and restricted cash	$(1,943)	$390

Operating activities

Cash used in operating activities was primarily attributable to the net effect of (i) non-cash income of $4.2 million related to the gain recognized on the forgiveness of our PPP loans, (ii) a net loss of $3.3 million, (iii) asset impairment charges of $3.2 million, (iv) $2.0 million related to depreciation and amortization, (v) $0.3 million related to the gain on extinguished/settled lease liabilities and (vi) $0.2 million recognized for a gain on extinguished trade payable. The balance of the change in cash flows from operating activities was related to net movements in asset and liability accounts.

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

Investing activities

Cash used in investing activities during the year ended December 31, 2022 was primarily attributable to outflows from the purchase of property and equipment.

Cash provided by investing activities during the year ended December 31, 2021 was primarily related to $2.0 million cash and restricted cash acquired in connection with the acquisition of Pie Squared Holdings, $0.6 million net proceeds from the sale of the UK subsidiary and $0.5 million proceeds from the sale of investments.

Financing activities

Cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to proceeds of $1.4 million related to the issuance of 8% senior unsecured convertible debentures and proceeds of $1.1 million related to the issuance of notes payable, partially offset by $0.4 million in payments of long-term debt and notes payable.

Cash provided by financing activities for the year ended December 31, 2021 was primarily attributable to proceeds from the $2.0 million PPP loan.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2022, our cash balance was $0.4 million, of which none was restricted, our working capital deficiency was $16.3 million and we had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

As we execute our business plan over the next 12 months, we intend to carefully monitor the impact of our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back or freeze our operations plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources.

Our current operating losses combined with our working capital deficit raise substantial doubt about our ability to continue as a going concern.

In addition, our business is subject to additional risks and uncertainties including, but not limited to, those described in Item 1A. “Risk Factors”.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Due to the continued impact of this pandemic on the Company’s business, management performed an impairment analysis of its long-lived assets as of each quarter end during 2021 and determined that the carrying value of the Company’s trademark/tradenames intangible asset, property and equipment and operating lease assets were impaired for an aggregate amount $1.5 million for the years ended December 31, 2021. The determination was based on the best judgment of management for the future of the assets and on information known at the time of the assessment. During 2022, primarily as a result of multiple permanent store closures, the Company determined that triggering events occurred requiring management to review certain long-lived assets for impairment and determined that the carrying value of the Company’s trademark/tradenames intangible asset, acquired franchise rights intangible asset, property and equipment and operating lease assets were impaired. resulting in an aggregate impairment charge of $3.2 million for the year ended December 31, 2022. The determinations were based on the best judgment of management for the future of the assets and on information known at the time of the assessment.

Goodwill

Goodwill is not subject to amortization but is tested at least annually or when impairment indicators are present. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. Management has determined that the Company only has one reporting unit. If the Company does not perform a qualitative assessment or determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, a quantitative assessment is performed to calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company’s decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock. Impairment is measured as the excess of carrying value of the goodwill to its estimated fair value. Due to the ongoing impact of the COVID-19 pandemic on the Company’s business during 2021 and changing consumer habits, macroeconomic trends and poor performance and the ultimate closure of certain stores during 2022, management performed an impairment analysis of goodwill as of each quarter end during 2022 and 2021, the result of the analysis was that due to the negative carrying value of the reporting unit no impairment was recorded in either year.

Business Combination Accounting

Accounting for assets acquired, liabilities assumed and consideration transferred in a business combination requires Amergent’s management to exercise judgment and make estimates and assumptions regarding fair value. The Company acquired Pie Squared Holdings during the year ended December 31, 2021, resulting in the Company recording the assets acquired and liabilities assumed at fair value on the acquisition date, as well as fair valuing the convertible promissory note issued as consideration for the business combination. The Company elected the fair value option to account for the convertible promissory note. The convertible promissory note was initially recorded at fair value at the acquisition date and will be subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statement of operations until the liability is repaid or converted into common stock.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the consolidated financial statements included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Amergent is not required to provide the information required by this Item 7A.

ITEM 8: FINANCIAL STATEMENTS

Amergent Hospitality Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Amergent Hospitality Group Inc. and Subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amergent Hospitality Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred approximately $3.3 million in losses for the year ended December 31, 2022, that included $3.2 million in asset impairments, and the Company has a working capital deficit of approximately $16.3 million as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets and Operating Lease Assets

Critical Audit Matter Description –

The Company periodically evaluates the carrying amounts of long-lived assets when events and circumstances warrant such a review in order to ascertain whether any of these assets is impaired. As a result of multiple store abandonments during fiscal year 2022, management performed an impairment analysis at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of long-lived assets and operating lease assets is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. As of December 31, 2022, long-lived assets aggregated to approximately $2,360,000 and operating lease assets aggregated to approximately $4,976,000. During fiscal year 2022, the Company recorded impairment charges of approximately $1,420,000 and $1,790,000 to long-lived assets and operating lease assets, respectively.

Inherent in the impairment analysis of long-lived assets and operating lease assets are certain significant judgments and estimates related to forecasted cash flows and revenues. As disclosed by management, changes in these assumptions can significantly impact the valuation of long-lived assets and operating lease assets, and recorded impairment charges thereover.

How the Critical Audit Matter Was Addressed in the Audit –

Our audit procedures related to the forecasted cash flows and revenues used in the long-lived asset and operating lease asset impairment analyses included the following:

-	Obtaining an understanding of the relevant controls related to management’s evaluation of long-lived asset and operating lease asset impairment analyses.

-	Evaluating the reasonableness of management’s cash flow forecasts by comparing the forecasts to historical performance, considering actual financial performance and management expectations for future performance.

-	Performing procedures including reviewing the sensitivity over the assumptions utilized in the impairment analyses to assess their impact on the determination of impairment.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina

July 14, 2023

Amergent Hospitality Group Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands except share and per share data)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$375	$646
Restricted cash	—	1,672
Investments	12	50
Accounts and other receivables	869	865
Inventories	158	182
Prepaid expenses and other current assets	222	360
TOTAL CURRENT ASSETS	1,636	3,775
Property and equipment, net	2,338	3,115
Operating lease assets	4,976	8,021
Intangible assets, net	2,309	3,129
Goodwill	7,810	7,810
Investments	16	16
Deposits and other assets	100	352
TOTAL ASSETS	$19,185	$26,218

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,245	$6,844
Current portion of long-term debt and notes payable	3,329	3,264
Current portion of operating lease liabilities	5,395	4,599
Deferred grant income	—	1,545
TOTAL CURRENT LIABILITIES	17,969	16,252

Operating lease liabilities, net of current portion	5,868	8,644
Contract liabilities	67	757
Deferred tax liabilities	192	150
Long-term debt and notes payable, net of current portion (includes debt measured at fair value of $599 at December 31, 2021)	4,335	6,593
TOTAL LIABILITIES	28,431	32,396

Commitments and contingencies (see Note 13)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 100 issued and outstanding at both December 31, 2022 and December 31, 2021	58	58

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 50,000,000 shares; 15,706,736 shares issued and outstanding at both December 31, 2022 and December 31, 2021	2	2
Additional paid-in-capital	93,160	92,882
Accumulated deficit	(100,976)	(97,963)
Total Amergent Hospitality Group, Inc. Stockholders’ Deficit	(7,814)	(5,079)
Non-controlling interests	(1,490)	(1,157)
TOTAL STOCKHOLDERS’ DEFICIT	(9,304)	(6,236)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$19,185	$26,218

See accompanying notes to the consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
(in thousands except share and per share data)	December 31, 2022	December 31, 2021
Revenue:
Restaurant sales, net	$19,678	$19,797
Gaming income, net	493	403
Franchise income	1,123	452
Total revenue	21,294	20,652
Expenses:
Restaurant cost of sales	6,377	6,172
Restaurant operating expenses	15,089	13,262
Restaurant pre-opening and closing expenses	—	8
General and administrative expenses	5,584	5,210
Asset impairment charges	3,208	1,456
Depreciation and amortization	693	1,047
Employee retention credit and other grant income	(2,208)	(3,009)
Total expenses	28,743	24,146
Operating loss	(7,449)	(3,494)
Other income (expense):
Interest expense	(886)	(656)
Change in fair value of derivative liabilities	—	119
Change in fair value of investment	(38)	(244)
Change in fair value of convertible promissory note	99	95
Gain on sale of subsidiary	—	58
Gain on extinguished/settled lease liabilities	256	412
Gain on extinguished trade payable	161	—
Gain on forgiveness of Paycheck Protection Program loans	4,201	—
Other income	354	310
Total other income	4,147	94
Loss before income taxes	(3,303)	(3,400)
Income tax expense	(42)	(118)
Consolidated net loss	(3,346)	(3,518)

Less: Net loss attributable to non-controlling interests	333	142
Net loss attributable to Amergent Hospitality Group Inc.	$(3,013)	$(3,376)

Net loss attributable to Amergent Hospitality Group Inc. per common share, basic	$(0.19)	$(0.22)
Net loss attributable to Amergent Hospitality Group Inc. per common share, diluted	$(0.19)	$(0.22)

Weighted average shares outstanding, basic	15,706,736	15,303,558
Weighted average shares outstanding, diluted	15,706,736	15,303,558

See accompanying notes to the consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Net loss attributable to Amergent Hospitality Group Inc.	$(3,013)	$(3,376)
Foreign currency translation gain	—	26
Comprehensive loss	$(3,013)	$(3,350)

See accompanying notes to the consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

Years Ended December 31, 2021 and 2022

	(Temporary equity) Preferred Series 2 Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-Controlling
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance, January 1, 2021	787	$460	14,282,736	$1	$92,433	$(94,587)	$(26)	$(970)	$(3,149)
Conversion of preferred stock into common stock	(687)	(402)	1,374,000	1	401	—	—	—	402
Common stock issued for compensation	—	—	50,000	—	27	—	—	—	27
Share-based compensation expense	—	—	—	—	21	—	—	—	21
Foreign currency translation	—	—	—	—	—	—	26	—	26
Non-controlling interest distribution	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	(3,376)	—	(142)	(3,518)
Balance, December 31, 2021	100	58	15,706,736	2	92,882	(97,963)	$—	(1,157)	(6,236)
Share-based compensation expense	—	—	—	—	15	—	—	—	15
Issuance of warrants	—	—	—	—	263	—	—	—	263
Net loss	—	—	—	—	—	(3,013)	—	(333)	(3,346)
Balance, December 31, 2022	100	$58	15,706,736	$2	$93,160	$(100,976)	$—	$(1,490)	$(9,304)

See accompanying notes to the consolidated financial statements

Amergent Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(3,346)	$(3,518)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	693	1,047
Amortization of operating lease assets	1,261	1,011
Asset impairment charges	3,208	1,456
Gain on extinguished/settled lease liabilities	(256)	(412)
Gain on sale of subsidiary	—	(58)
Gain on extinguished trade payable	(161)	—
Share-based compensation	15	48
Change in fair value of investment	38	244
Change in fair value of convertible promissory note	(99)	(95)
Amortization of debt discount	195	186
Change in fair value of derivative liabilities	—	(119)
Gain on loan forgiveness	(4,201)	—
Change in operating assets and liabilities:
Accounts and other receivables	(4)	(555)
Inventories	24	(46)
Prepaid expenses and other assets	390	(22)
Accounts payable and accrued expenses	2,450	(1,592)
Deferred tax liabilities	42	41
Deferred grant income	(1,545)	(455)
Operating lease liabilities	(1,724)	(1,495)
Contract liabilities	(691)	(74)
Derivative liability	—	(66)
Net cash flows used in operating activities	(3,711)	(4,474)

Cash flows from investing activities:
Purchase of property and equipment	(315)	(129)
Cash and restricted cash acquired in connection with acquisition	—	2,071
Net proceeds from sale of subsidiary	—	568
Proceeds from sale of investments	—	468
Net cash flows (used in) provided by investing activities	(315)	2,978

Cash flows from financing activities:
Proceeds from long-term debt and notes payable	2,428	2,000
Payments of long-term debt and notes payable	(309)	(53)
Payment of financing costs	(36)	—
Distributions to non-controlling interest	—	(45)
Net cash flows provided by financing activities	2,083	1,902
Effect of exchange rate changes on cash	—	(16)

Net (decrease) increase in cash and restricted cash	(1,943)	390
Cash and restricted cash, beginning of period	2,318	1,928
Cash and restricted cash, end of period	$375	$2,318

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$676	$402
Income taxes	$23	$76

Non-cash operating, investing and financing activities:
Conversion of Preferred Series 2 stock to common stock	$—	$402
Change in operating lease assets and liabilities due to new and amended leases	$45	$404
Issuance of warrants in connection with convertible promissory notes	$263	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$203	$—
Issuance of convertible promissory note as consideration for acquisition	$—	$1,194

Details of end of period cash and restricted cash:
Cash	$375	$646
Restricted cash	—	1,672
Total cash and restricted cash	$375	$2,318

See accompanying notes to the consolidated financial statements

Amergent Hospitality Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. NATURE OF BUSINESS

BASIS OF PRESENTATION

Amergent Hospitality Group, Inc. (“Amergent”) was incorporated on February 18, 2020 as a wholly owned subsidiary of Chanticleer Holdings, Inc. (“Chanticleer”) for the purpose of conducting the business of Chanticleer and its subsidiaries after completion of the spin-off of Amergent to the shareholders of Chanticleer (the “Spin-Off”). The Spin-Off transaction was completed on April 1, 2020 in connection with Chanticleer’s completion of its merger transaction (the “Merger”) with Sonnet BioTherapeutics, Inc. (“Sonnet”). Amergent is in the business of owning, operating and franchising fast casual dining concepts.

During 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings LLC and its wholly owned subsidiaries (“Pie Squared Holdings”) (see Note 3).

The accompanying consolidated financial statements include the accounts of Amergent and its subsidiaries along with Chanticleer and its subsidiaries (collectively “we,” “us,” “our,” or the “Company”). All intercompany and inter-entity balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of Amergent and its subsidiaries presented below:

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2022, the Company’s cash balance was $0.4 million, its working capital deficiency was $16.3 million and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next 12 months will be influenced primarily by the following factors:

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

The Company’s current operating losses, combined with its working capital deficit, raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been updated to conform to the current year presentation. The Company has opted to present the financial information on the consolidated balance sheets and consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows in thousands.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of derivatives, options, warrants and convertible notes payable and analysis of the recoverability of goodwill and long-lived assets. Actual results could differ from those estimates.

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

RESTRICTED CASH

As of December 31, 2022 and 2021, the Company maintained restricted cash of nil and $1.7 million, respectively. The restricted cash was maintained in a segregated bank account. The restricted cash at December 31, 2021 relates to the acquisition discussed in Note 3.

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2022 and 2021, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

INTANGIBLE ASSETS

Trademark//Tradenames

Certain of the Company’s trademark/tradenames have been determined to have a definite life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated statements of operations and comprehensive loss. Certain of the Company’s trademark/tradenames have been classified as indefinite-lived intangible assets and are not amortized. Definite lived intangible assets are assessed for impairment the using methods discussed below in the long-lived assets section. The Company’s indefinite-lived intangible assets are tested for impairment at least annually by estimating their fair value and comparing it to the asset’s carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate.

During the first quarter of 2023, as a result of recent store closures, the Company reassessed the useful lives of the indefinite-lived trademark/tradenames intangible assets, which had an aggregate carrying value of $2.3 million as of December 31, 2022, and determined that they were no longer considered to be indefinite. Prior to assigning useful lives to the previously indefinite-lived intangible assets, the Company tested the assets for impairment, concluding that they were not impaired. Effective March 31, 2023, these trademark/tradenames intangible assets were assigned a useful life of approximately five years, and the Company began amortizing their carrying values on a straight-line basis over the remaining useful lives.

Franchise Rights

As of December 31, 2021, we had intangible assets related to initial franchise fees for our PizzaRev restaurants, which were amortized over the five-year life of the franchise agreement. As of December 31, 2022, the Company determined that the franchise rights for PizzaRev restaurants should be charged off.

The Company also has intangible assets representing the acquisition date fair value of customer contracts acquired in connection with BGR’s franchise business, which are amortized over the weighted average life of the underlying franchise agreements, which is the estimated useful life.

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

During 2021, primarily as a result of the COVID-19 outbreak, the Company determined that triggering events occurred requiring management to review certain long-lived assets for impairment and determined that the carrying value of the Company’s trademark/tradenames intangible asset, property and equipment and operating lease assets were impaired. As a result, an aggregate impairment charge was recognized of $1.5 million for the year ended December 31, 2021. Additionally, during 2022, primarily as a result of multiple permanent store closures, the Company determined that triggering events occurred requiring management to review certain long-lived assets for impairment and determined that the carrying value of the Company’s trademark/tradenames intangible asset, acquired franchise rights intangible asset, property and equipment and operating lease assets were impaired. resulting in an aggregate impairment charge of $3.2 million for the year ended December 31, 2022. See Notes 7, 8 and 13 for further discussion. The determinations were based on the best judgment of management for the future of the assets and on information known at the time of the assessment.

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

Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Due to the impact of the COVID-19 pandemic during 2021, the Company performed quarterly quantitative impairment assessments at each quarter end and determined that goodwill was not impaired due to the excess fair value of the reporting unit over its carrying value based on the best judgement of management on information known at the time of the assessment. Additionally, due to changing consumer habits, macroeconomic trends and poor performance and the ultimate closure of certain stores, management performed quarterly qualitative impairment analyses of goodwill during 2022 and a quantitative analysis as of December 31, 2022, the result of the analysis was that due to the negative carrying value of the reporting unit no impairment was recorded at December 31, 2022.

CONVERTIBLE NOTES PAYABLE

The Company analyzes its convertible debt instruments for embedded attributes that may require bifurcation from the host and accounting as derivatives. At the inception of each instrument, the Company performs an analysis of the embedded features requiring bifurcation and may elect, if eligible, to account for the entire debt instrument at fair value. If the fair value option were to be elected, any changes in fair value would be recognized in the accompanying statements of operations until the instrument is settled. The Company elected to account for its convertible note payable issued in 2021 in connection with the PizzaRev acquisition (see Note 3) at fair value and, as such, has recognized the change in fair value in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021. See Note 5.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to U.S. dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency was the functional currency for its foreign operations. The foreign subsidiary was sold in 2021, and there are no foreign assets held at December 31, 2022.

REVENUE RECOGNITION

The Company generates revenues from the following sources: (i) restaurant sales; (ii) gaming income; and (iii) franchise income, consisting of royalties based on a percentage of sales reported by franchise restaurants and initial signing fees.

Restaurant Sales, Net

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals. Sales tax and value added tax (“VAT”) collected from customers and remitted to governmental authorities are presented on a net basis within revenue in the consolidated statements of operations.

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

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed. The recognition of initial and renewal license fees is accelerated if the development agreement is terminated. During the year ended December 31, 2022, the Company recognized $0.7 million of franchise income as a result of the cancellation of its international Master Franchise Agreements. The Company recognized $0.1 million of revenue related to contract liabilities during the year ended December 31, 2021.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses, which are included in restaurant operating expenses and general and administrative expenses in the accompanying consolidated statements of operations, totaled approximately $0.2 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. Our leases have remaining terms of up to approximately 11 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods. If the estimate of our reasonably certain lease term was changed, our rent expense could differ materially.

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

In April 2020, the FASB staff issued a question-and-answer document (“FASB Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The FASB Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company elected to apply such relief and availed itself of the election to avoid performing a lease-by-lease analysis for the lease concessions received as the concessions granted as relief were due to the COVID-19 pandemic and result in the cash flows to the landlord remaining substantially the same or less. The Company received COVID-19-related lease concessions during 2021; however, none were received during 2022.

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

The Company estimates the fair value of employee and non-employee stock awards as of the date of grant using the Black-Scholes option pricing model. Management estimates the expected share price volatility based on the historical volatility of the Company. The expected term of the Company’s stock awards has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” stock awards. The risk-free interest rate is determined by reference to the yield curve of a zero-coupon U.S. Treasury bond on the date of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

Based on the rules of the Internal Revenue Code (“IRC”), Amergent has determined that it has approximately $23.7 million of net operating loss carryforwards available to the Company as of December 31, 2022 to offset future taxable income of the Company. Approximately $7.2 million of the net operating loss carryforwards available will be limited by section 382 of the IRC.

The Company has provided a valuation allowance for the full amount of the deferred tax assets in the accompanying consolidated financial statements.

As of December 31, 2022 and 2021, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

LOSS PER COMMON SHARE

The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Basic and diluted net loss per share is the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding warrants, as described in Note 12, the potential conversion of the convertible debt instruments, as described in Note 9, and share-based compensation awards as described in Note 14, would be anti-dilutive.

COMPREHENSIVE INCOME OR LOSS

Standards for reporting and displaying comprehensive income or loss and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements requires that all items that are required to be recognized under accounting standards as components of comprehensive income or loss be reported in a financial statement that is displayed with the same prominence as other financial statements. We are required to (a) classify items of other comprehensive income or loss by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income or loss separately in the equity section of the balance sheet for all periods presented. Other comprehensive income or loss represents foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity-Classified Written Call Options. The pronouncement outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity classified option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022, and it did not have a material effect on the consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic ASC 832): Disclosures by Business Entities about Government Assistance. This standard requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions on an entity’s financial statements. The new standard is effective for annual periods beginning after December 15, 2021. The Company early adopted this guidance on January 1, 2022, and it did not have a material effect on the consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

3. ACQUISITION

On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings pursuant to a Unit Purchase Agreement (“Purchase Agreement”). Pie Squared Holdings, directly and through its four wholly owned subsidiaries, owns, operates and franchises pizza restaurants operating under the tradename PizzaRev. The PizzaRev stores consist of three company owned stores and nine franchised locations. The purchase price is an 8% secured, convertible promissory note (“Note”) with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. Transaction costs of $0.2 million were incurred in connection with the acquisition and charged to general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021. Of the total transaction costs, $0.1 million were for services provided by a related-party entity which is owned by a major investor of the Company and the Company’s Chief Financial Officer.

The assets acquired, and liabilities assumed as of the acquisition date consists of the following:

Assets acquired:
Cash	$71
Restricted cash	2,000
Property and equipment	348
Right of use asset	1,391
Tradename/trademark intangible	410
Franchise rights intangible	410
Goodwill	51
Security deposits and other assets	126
Total assets acquired	$4,807

Liabilities assumed
Gift card liability	$139
Deferred revenue	36
Deferred grant income	2,000
Right of use liability	1,438
Total liabilities assumed	$3,613

Net purchase price	$1,194

Interest on the Note is due at maturity on August 30, 2023, the maturity date. The Note is convertible at any time, in whole or in part, at the holder’s option but includes a beneficial ownership blocker of 4.99%. The conversion price at any time is the volume weighted average price of the Company’s common stock the 30 trading days immediately prior to delivery of notice of conversion, less a discount of 15%; provided, however, that the conversion price has a floor of $0.50 per share and a cap of $2.00 per share. The Note contains customary provisions preventing dilution and providing the holder rights in the event of fundamental transactions. The Note is secured by various security and other instruments creating a first priority lien on all of the membership interests and all of the assets of Pie Squared Holdings and subsidiaries in favor of the sellers. The Note has an estimated fair value of $1.2 million at the acquisition date as determined using a Monte Carlo simulation and the following assumptions:

Volatility	90.00%
Risk free rate	0.08% - 0.20%
Stock price	$0.52
Credit spread	6.35%

In 2021, and prior to the acquisition, Pie Squared Holdings received a grant under the U.S. SBA’s Restaurant Revitalization Fund for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the Restaurant Revitalization Fund at closing of $2.0 million were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. The Company has periodically submitted to the escrow agent the planned uses of these funds, and the sellers have the right to review the planned uses to determine whether, in the sellers’ opinion, the planned uses meet the criteria of “eligible uses” under the Restaurant Revitalization Fund. The Company has used all of the funds and submitted all reports to the escrow agent and as of December 31, 2022 there were no funds or restricted cash available in the escrow account.

Restricted cash and a deferred grant income liability has been recorded on the opening balance sheet for the unused proceeds from the Restaurant Revitalization Fund, and the liability is being reduced as the restricted cash is used for eligible costs incurred under the Restaurant Revitalization Fund post acquisition.

As the Company acquired all the outstanding membership interests in Pie Squared Holdings, the Company assumed all the rights and obligations of Pie Squared Holdings that arose from transactions of Pie Squared Holdings prior to the sale event, both stated rights and obligations as well as those that are contingent, including Pie Squared Holdings’ grant from the U.S. SBA under the Restaurant Revitalization Fund, as further described in Note 4.

4. EMPLOYEE RETENTION CREDIT AND RESTAURANT REVITALIZATION FUND

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Although the program ended on January 1, 2022, the Company performed an analysis during the current period and determined that it was eligible for additional credits related to 2021 wages. As of each of December 31, 2022 and December 31, 2021, approximately $0.8 million of ERC is included in accounts and other receivables in the consolidated balance sheets. The Company recognized $0.7 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively, of ERC as a contra-expense included in employee retention credit and other grant income in the consolidated statements of operations.

In addition to the ERC, the Company received credits under other government/government agency programs of approximately $128,000 for the year ended December 31, 2021, of which approximately $84,000 were recorded as an offset to restaurant operating expenses and $44,000 as other income, respectively, in the consolidated statements of operations.

Restaurant Revitalization Fund

The American Rescue Plan Act established the Restaurant Revitalization Fund (“RRF”) to provide funding to help restaurants and other eligible businesses keep their doors open. This program provided restaurants with funding equal to their pandemic-related revenue loss up to $10.0 million per business and no more than $5.0 million per physical location. Recipients are not required to repay the funding as long as funds are used for eligible uses no later than March 11, 2023. In 2021 and prior to its acquisition by the Company in August 2021, Pie Squared Holdings received a grant under the U.S. Small Business Administration’s (“U.S. SBA”) RRF for approximately $10.0 million. The proceeds received were mainly used to repay existing debt and to also pay operating expenses. The unused funds received under the RRF at closing of the acquisition were $2.0 million, and these funds were placed into escrow for the benefit of the Company for working capital to be used solely in the operations of the acquired business. Restricted cash and a deferred grant income liability were recorded for the unused proceeds from the RRF, and grant income is being recognized as the Company expends the funds on eligible costs incurred under the RRF post acquisition. As of December 31, 2022 and 2021, the Company had restricted cash of nil and $1.7 million, respectively, related to the unused proceeds from the RRF. The Company recognized $1.5 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, related to the RRF as a contra-expense included in employee retention credit and other grant income and in the consolidated statements of operations. As of December 31, 2022, all RRF funds were utilized.

As the Company acquired all the outstanding membership interests in Pie Squared Holdings, the Company is now responsible that the grant proceeds were, in fact, properly obtained and disbursed for “eligible uses.” If it is determined that Pie Squared Holdings obtained the grant improperly or that disbursements of such grant monies were not “eligible uses,” then the Company would be responsible for the ramifications of such actions, including repayment of the approximately $10.0 million of grant monies, among other items. Management completed its analysis of this contingency and concluded that, through the date at which the consolidated financial statements were available to be issued, a liability does not need to be recorded for this contingency. In connection with the acquisition, the Company obtained an indemnification from the sellers which is inclusive of any matters related to the RRF.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The tables below reflect the level of the inputs used in the Company’s fair value calculations:

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2022
Assets (Note 6)
Common stock of Sonnet	$12	$—	$—	$12
Liabilities (Note 9)
Convertible note payable	$—	$—	$1,000	$1,000

(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2021
Assets (Note 6)
Common stock of Sonnet	$50	$—	$—	$50
Liabilities (Note 9)
Convertible note payable	$—	$—	$1,099	$1,099

The Company evaluated the convertible note payable issued in connection with the acquisition of Pie Squared Holdings (see Note 9) in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion price discount creates a derivative. This derivative was not clearly and closely related to the debt host and was required to be separated and accounted for as a derivative instrument. The Company elected to initially and subsequently measure the convertible note payable at fair value, with changes in fair value recognized in operations. As of December 31, 2022, the convertible note payable is classified as current, and, as such, the outstanding principal amount due and payable at maturity approximates the fair value.

The reconciliation of the convertible note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Beginning balance	$1,099	$—
Fair value at issuance date	—	1,194
Change in fair value	(99)	(95)
Ending balance	$1,000	$1,099

6. INVESTMENTS

Investments consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Common stock of Sonnet, at fair value (a)	$12	$50
Chanticleer Investors, LLC, at cost (b)	16	16
Total	$28	$66

(a)	Represents the fair value of the common stock of Sonnet held by the Company after its exercise of warrants received in connection with the Merger. As of December 31, 2022, 8,718 shares of Sonnet were held. During the year ended December 31, 2021, the Company sold shares of Sonnet and received proceeds of $0.1 million.

(b)	Represents the Company’s investment in Chanticleer Investors, LLC, which holds an interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As of the dates presented, the Company’s effective economic interest in Hooters of America was less than 1%. In March 2022, the Company received a dividend from its investment in Hooters of America of approximately $0.1 million, which is included in other income for the year ended December 31, 2022 in our consolidated statement of operations.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Leasehold improvements	$4,675	$5,511
Restaurant furniture and equipment	1,893	2,768
Construction in progress	—	20
Office and computer equipment	7	33
Office furniture and fixtures	54	57
	6,629	8,389
Accumulated depreciation and amortization	(4,291)	(5,274)
	$2,338	$3,115

During 2022, as a result of changing consumer habits resulting in poor performance and the ultimate closure of certain stores, the Company determined that triggering events occurred requiring management to review certain long-lived assets for impairment and determined that the carrying value of the Company’s property and equipment were impaired. As a result, an impairment charge of approximately $0.8 million was recorded for the year ended December 31, 2022, which is included in asset impairment charges in our consolidated statement of operations.

During 2021, primarily as a result of the COVID-19 outbreak that had a significant impact throughout the hospitality industry, the Company determined that triggering events occurred requiring management to review certain long-lived assets for impairment and determined that the carrying value of the Company’s property and equipment were impaired. As a result, an impairment charge of approximately $0.4 million was recorded for the year ended December 31, 2021, which is included in asset impairment charges in our consolidated statements of operations. The impact of COVID-19 varied by state/geographical area within the United States at various intervals during the pandemic and, therefore, the operating results and cash flows at the store level varied significantly.

We recognized depreciation expense of $0.5 million and $0.6 million during years ended December 31, 2022 and 2021, respectively.

8. INTANGIBLE ASSETS, NET

Goodwill

A roll forward of goodwill is as follows:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Beginning balance	$7,810	$8,591
Acquisition of Pie Squared Holdings	—	51
Sale of Hooters UK	—	(820)
Foreign currency translation loss	—	(12)
Ending balance	$7,810	$7,810

On October 8, 2021, the Company, through its wholly owned subsidiary, Chanticleer UK Group Limited, sold West End Wings LTD, the Company’s Hooters restaurant located in Nottingham, England, to Hard Four Consultancy Limited (UK) for the final purchase price of £0.4 million (approximately $0.6 million). The Company recognized a gain on sale of subsidiary of $0.1 million in the consolidated statement of operations for the year ended December 31, 2021.

Other Intangible Assets

Franchise and trademark/tradename intangible assets consist of the following:

(in thousands)		December 31, 2022	December 31, 2021
Trademark, Tradenames:
American Roadside Burger	10 years	$561	$561
BGR: The Burger Joint	Indefinite*	739	739
Little Big Burger	Indefinite*	1,550	1,550
PizzaRev	5 years	—	410
		2,850	3,260
Acquired Franchise Rights:
BGR: The Burger Joint	7 years	828	828
PizzaRev	5 years	—	410
		828	1,238
Total intangibles at cost		3,678	4,498
Accumulated amortization		(1,369)	(1,369)
Intangible assets, net		$2,309	$3,129

*	See Note 2; the Company is re-designating these to 5-year useful lives in the first quarter of 2023.

Based on an analysis of the recoverability of the carrying value at each quarter end during 2022, including December 31, 2022, an impairment charge of approximately $0.3 million was recorded to trademark/tradenames for PizzaRev and $0.3 million was recorded to franchise rights for PizzaRev during the year ended December 31, 2022.

Based on an analysis of the recoverability of the carrying value at each quarter end during 2021, including December 31, 2021, an impairment charge of approximately $0.3 million was recorded to trademark/tradenames for ABC: American Burger Company during the year ended December 31, 2021.

Amortization of intangible assets was $0.2 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Amortization expense for the next five years is as follows (in thousands). The amounts below reflect the Company’s change in estimate relating to the useful lives of the formerly indefinite-lived trademark/tradename intangible assets. For additional information, see Note 2.

Year ending December 31:
2023	$343
2024	458
2025	458
2026	458
2027	458
Thereafter	134
$2,309

9. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

(in thousands)	December 31, 2022	December 31, 2021
10% convertible debt (a)	$4,038	$4,038
8% convertible debt (b)	1,350	—
Convertible promissory note (measured at fair value) (c)	1,000	1,099
PPP loans (d)	—	4,109
EIDL loans (e)	300	300
Contractor note (f)	348	348
Notes payable (g)	144	—
Related party note (h)	625	—
Total Debt	7,805	9,894
Less: discount on convertible debt (a)(b)	(141)	(37)
Total Debt, net of discount	$7,664	$9,857

Current portion of long-term debt and notes payable	$3,329	$3,264
Long-term debt and notes payable, less current portion	$4,335	$6,593

(a)	In connection with and prior to the Spin-Off and Merger, on April 1, 2020, pursuant to an agreement among Chanticleer, Oz Rey, LLC (“Oz Rey”), a related party, and certain original holders of the 8% non-convertible debentures that were satisfied during 2020, the Company issued a 10% secured convertible debenture (the “10% Convertible Debt”) to Oz Rey in exchange for the 8% non-convertible debentures. The principal amount of the 10% Convertible Debt is $4.0 million and is payable in full on April 1, 2024, subject to extension by the holders in two-year intervals for up to 10 years from the issuance date upon Amergent meeting certain conditions. Interest is payable quarterly in cash. In connection with the exchange of the debentures, Amergent issued warrants to Oz Rey and the original 8% non-convertible debenture holders to purchase 2,925,200 shares of common stock. The exercise price is $0.125 for 2,462,600 warrants and $0.50 for 462,500 warrants. The warrants can be exercised on a cashless basis and expire 10 years from the issuance date. All of the assets of the Company are collateral for this debt.

The 10% Convertible Debt was previously amended to fix the conversion rate into common stock at $0.10 per share. There is also a limitation on Oz Rey’s ability to convert the debenture into common stock such that only the portion of the balance for which the Company has sufficient available shares, considering all other outstanding instruments at the time of conversion on a fully diluted basis, can be converted. Oz Rey may, however, upon reasonable notice to the Company, require the Company to include in its proxy materials, for any annual meeting of stockholders being held by the Company, a proposal to amend the Company’s certificate of incorporation to increase the Company’s authorized shares to a number sufficient to allow for conversion of all shares underlying the debenture, on a fully diluted basis. Oz Rey also agreed that the Company would not be required under any circumstances to make a cash payment to settle the conversion feature not exercisable due to the authorized share cap or in an event that the Company was unable to deliver shares under the conversion feature. As of December 31, 2022, $2.4 million of the 10% Convertible Debt was convertible into approximately 23,700,000 shares of common stock.

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

(b)	In March 2022, the Company commenced a private placement of up to $3.0 million of 8% senior unsecured convertible debentures (the “8% Convertible Debt”) and 3,000,000 common stock warrants. Pursuant to a Securities Purchase Agreement (exhibit 10.34), the Company issued $1.35 million of 8% Convertible Debt and warrants to purchase the number of shares of the Company’s common stock equal to the principal amount of 8% Convertible Debt issued.

The 8% Convertible Debt matures on September 1, 2023 and is subject to acceleration in the event of customary events of default. Interest is payable quarterly in cash. The 8% Convertible Debt may be converted by the holders at any time at a fixed conversion price of $0.40 per share, and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share. Both the notes and the warrants include a beneficial ownership blocker of 4.99% and contain customary provisions preventing dilution and providing the holders rights in the event of fundamental transactions. Upon the earlier of the maturity date or the one-year anniversary of conversion of the 8% Convertible Debt, holders of 51% of the registerable securities may request the Company to file a registration statement for the securities. The warrants can be exercised on a cashless basis and expire five years from the issuance date. If the Company makes any distribution to the common stockholders, the holders of the warrants will be entitled to participate on an as-if-exercised basis. As of December 31, 2022, the 8% Convertible Debt was convertible into 3,375,000 shares of common stock.

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

(c)	On August 30, 2021, the Company purchased all of the outstanding membership interests in Pie Squared Holdings. The purchase price was funded through the issuance of an 8% secured, convertible promissory note with a face value of $1.0 million and a fair value of $1.2 million at the acquisition date. The note is convertible at any time, in whole or in part, at the holder’s option but includes a beneficial ownership blocker of 4.99%. The conversion price at any time is the volume weighted average price of the Company’s common stock the 30 trading days immediately prior to delivery of notice of conversion, less a discount of 15%; provided, however, that the conversion price has a floor of $0.50 per share and a cap of $2.00 per share. As of December 31, 2022, the note was convertible into 2,000,000 shares of common stock.

Interest on the convertible promissory note is due on August 30, 2023, the maturity date. The Company elected to measure the convertible promissory note at fair value, with changes in the fair value recorded within change in fair value of convertible promissory note in the consolidated statements of operations. See Note 5 for additional information on the valuation of the convertible promissory note as of December 31, 2022.

(d)	On April 27, 2020, Amergent received a Paycheck Protection Program (“PPP”) loan of approximately $2.1 million. Due to the Spin-Off and Merger, Amergent was not publicly traded at the time of the loan application or funding. The note bore interest at 1% per year, was due to mature in April 2022, and required monthly interest and principal payments of approximately $0.1 million beginning in November 2020 and through maturity. On February 25, 2021, the Company received a second PPP loan in the amount of $2.0 million. The note bore interest at 1% per year, was due to mature on February 25, 2026, and required monthly principal and interest payments of approximately $45,000 beginning June 25, 2022 through maturity. On November 15, 2022 and December 16, 2022, the Company received notice from the SBA that the first and second PPP loans, respectively, had been fully forgiven with accrued interest.

(e)	On August 4, 2020, the Company obtained two loans under the Economic Injury Disaster Loan (“EIDL”) assistance program from the U.S. SBA in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the loans is $0.3 million, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per year. Total installment payments of $1,462, including principal and interest, are due monthly. The balance of principal and interest is payable over the next thirty years from the date of the promissory note (August 2050). There are no penalties for prepayment. Based upon guidance issued by the U.S. SBA on June 19, 2020, the EIDL loans are not required to be refinanced by the PPP loan. In March 2022, the U.S. SBA extended the deferral period for the EIDL payments for an additional 12 months. The Company’s installment payments will begin August 4, 2023.

(f)	The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note bears interest at 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent. The Company is currently in default on this loan and a writ of garnishment was ordered against the Company in 2020 for approximately $0.4 million. The additional $0.1 million is included in accounts payable and accrued expenses at December 31, 2022 and December 31, 2021.

(g)	In February and March 2022, eight company-owned stores entered into notes payable to Toast Capital Loans. The terms of the notes require payment of 13.2% of daily credit card sales of the eight stores until the notes are paid in full. The terms of the notes are 270 days, and the implied interest rate is approximately 15% per year.

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

(h)

In August 2022 through December 2022, the Company received advances from a related party in aggregate of $0.6 million. The lending entity is an entity in which the Company’s Chairman and Chief Executive Officer has an ownership interest and serves as the Chief Executive Officer. Interest accrues at a rate of 1%, and principal and accrued interest was due on June 30, 2023 and the loan has not been extended.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. Oz Rey has provided a waiver of certain financial covenants through December 31, 2023.

Maturities of our debt as of December 31, 2022 are presented below (in thousands):

Year ending December 31:
2023	$3,329
2024	4,185
2025	7
2026	7
2027	7
Thereafter	270
Total debt maturities	7,805
Less: discount on convertible debt	(141)
Total debt	$7,664

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

(in thousands)	December 31, 2022	December 31, 2021
Accounts payable	$3,240	$2,544
Accrued expenses	3,385	1,955
Accrued taxes (sales, payroll, etc.)	2,214	2,149
Accrued interest	406	196
Accounts payable and accrued expenses, total	$9,245	$6,844

As of December 31, 2022 and December 31, 2021, approximately $2.1 million and $2.0 million, respectively, of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted to certain taxing authorities by the Company. These accruals are for periods prior to 2019 for cash compensation paid and are reflected as a component of the accrued taxes line above. As a result, the Company is liable for such payroll taxes and any related penalties and interest. The Company will record an additional accrual for such payroll taxes upon receipt of notice from a relevant taxing authority. During the year ended December 31, 2022, the Company increased its accrual for payroll taxes by $0.3 million. Upon the advice of our tax professionals, we are paying the trust fund portion of the outstanding tax accruals which represents the portion of taxes withheld from our employees but not remitted to the taxing authorities. For our locations that have permanently closed, our tax liability after paying the trust fund balance is approximately $0.9 million and is recorded within accrued taxes on our consolidated balance sheet as of December 31, 2022. The taxing authorities have indicated that we are still liable for these amounts, however, since the locations are permanently closed and have no assets, they will stop active collection procedures on these amounts.

As of December 31, 2022 and December 31, 2021, the Company had no accrued interest or penalties relating to any income tax obligations.

11. INCOME TAXES

The income tax expense consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Foreign
Current	$—	$38
Deferred	—	36
Change in valuation allowance	—	(36)
U.S. Federal
Current	—	—
Deferred	(1,656)	575
Change in valuation allowance	1,616	(627)
State and local
Current	—	—
Deferred	(355)	61
Change in valuation allowance	437	71
Income tax expense	$42	$118

The income tax expense using the statutory U.S. federal tax rate of 21% is reconciled to the Company’s effective tax rate as follows:

(in thousands)	December 31, 2022	December 31, 2021
Computed “expected” income tax benefit	$(479)	$(580)
Change in valuation allowance	2,238	(593)
Permanent items	(1,295)	25
State income taxes, net of federal benefit	(399)	61
Prior year true-ups and other deferred tax balances	(116)	1,329
Rate change	74	(169)
Other	19	45
Income tax expense	$42	$118

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets at December 31, 2022 and 2021 were:

(in thousands)	December 31, 2022	December 31, 2021
Net operating loss carryforwards	$8,033	$6,582
Accrued expenses	1,049	733
Section 163(j) limitation	923	848
Fixed assets and intangibles	809	750
ROU asset/liability	464	—
Capital loss carryforwards	394	387
Restaurant start-up expenses	74	77
Contract liabilities	17	198
Deferred occupancy liabilities	8	—
Charitable contribution carryforwards	4	7
Credits	176	153
Total deferred tax assets	11,951	9,735

Investments	(382)	(323)
Deferred occupancy liabilities	—	(21)
Other	—	(18)
Total deferred tax liabilities	(382)	(362)

Net deferred tax assets	11,569	9,373
Valuation allowance	(11,761)	(9,523)
Total	$(192)	$(150)

As of December 31, 2022, the Company has U.S. federal and state net operating loss carryovers of approximately $31.0 million, which will expire at various dates beginning in 2031 through 2036 if not utilized, with the exception of loss carryovers generated in tax years after 2017. As described in Note 2, approximately $7.2 million of these net operating loss carryovers are subject to limitations by section 382 of the IRC. As a result of Tax Cuts and Jobs Act of 2017 (“TCJA”), net operating losses generated in 2018 and beyond have indefinite lives. In accordance with Section 382 of the internal revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations. Quarterly ownership changes for the past three years were analyzed, and it was determined that there was no change of control as of December 31, 2022.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in valuation allowance was approximately $2.2 million and $(0.6) million, respectively.

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

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “general and administrative expenses.” For the years ended December 31, 2022 and 2021, no interest or penalties were required to be reported.

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

During the 2018 fiscal year, numerous provisions of the TCJA went into effect. The Company evaluated these provisions and incorporated the estimated impact in the 2018 income tax expense. These provisions include, but are not limited to, reductions in the corporate income tax rate with regard to current income taxes, limitations with regard to interest expense under IRC §163(j) that disallows a portion of interest expense but is carried forward with no future expiration, changes to the deductibility of meals and entertainment, changes to bonus depreciation and a reduced tax rate on foreign export sales.

An additional provision of the TJCA is the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI”. The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During fiscal 2019, the Company incurred $0.2 million of additional taxable income as a result of this provision. This increase of taxable income was incorporated into the overall net operating loss and valuation. Due to foreign losses in 2021, and with no foreign activity in 2022, the impact of GILTI on taxable income is nil.

12. STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2021, the investors converted 637 shares of the Series 2 Preferred into 1,274,000 common shares and sold those common shares in the market. In addition, the investors sold their remaining 150 Series 2 Preferred to other investors. The shares sold to the investors no longer contain the True-Up Payment provision discussed below. The new investors converted 50 shares of Series 2 Preferred into 100,000 shares of common stock during May 2021, and 100 shares of Series 2 Preferred remain outstanding at December 31, 2021 and December 31, 2022.

The Series 2 Preferred is classified in the accompanying consolidated balance sheets as temporary equity due to certain contingent redemption features which are outside the control of the Company.

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

The Company determined that the True-Up Payment constituted a “make-whole” provision as defined by U.S. GAAP that was required to be settled in cash and, as such, was bifurcated from the host instrument, the Series 2 Preferred. It was accounted for as a derivative liability prior to settlement, with changes in fair value recorded in change in fair value of derivative liabilities in the consolidated statement of operations. A $0.1 million increase in fair value was recorded for year ended December 31, 2021.

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

Anti-dilution: The Series 2 Preferred provides for customary adjustments in the event of dividends or stock splits and anti-dilution protection.

Warrants

At December 31, 2022, the outstanding warrants consisted of the following:

Date Issued	Number of Warrants	Exercise Price	Expiration Date
April 1, 2020	2,462,600	$0.125	April 1, 2030
April 1, 2020	462,600	$0.500	April 1, 2030
March 30, 2020	350,000	$1.250	March 30, 2025
August 17, 2020	134,000	$1.250	August 17, 2025
March 15, 2022	250,000	$0.500	March 15, 2027
March 21, 2022	250,000	$0.500	March 21, 2027
March 22, 2022	250,000	$0.500	March 22, 2027
March 24, 2022	600,000	$0.500	March 24, 2027
	4,759,200

A summary of the warrant activity during the year ended December 31, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2022	3,409,200	$0.34	7.6
Granted	1,350,000	$0.50	5.0
Outstanding at December 31, 2022	4,759,200	$0.38	5.9

Exercisable at December 31, 2022	4,759,200	$0.38	5.9

As discussed in Note 9, 1,350,000 warrants were granted in March 2022 in connection with the issuance of 8% Convertible Debt and are equity-classified in the consolidated financial statements. The net proceeds from the issuance were allocated to the 8% Convertible Debt and the warrants based on their relative fair values at the issuance date, resulting in an allocation of approximately $0.3 million to the warrants. Inputs used in calculating the fair value of the warrants at the issuance date include the following:

Stock price per share	$0.37 – 0.40
Term	5.0 years
Expected volatility	90.00%
Divided yield	—
Risk-free interest rate	2.10% – 2.39%
Strike price	$0.50

13. COMMITMENTS AND CONTINGENCIES

Indemnification Agreement and Tail Policy

On March 25, 2020, in connection with the Merger, Chanticleer, Sonnet and Amergent entered into an indemnification agreement (“Indemnification Agreement”) providing that Amergent will fully indemnify and hold harmless each of Chanticleer and Sonnet, and each of their respective directors, officers, stockholders and managers who assumes such role upon or following the closing of the Merger against all actual or threatened claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, administrative, investigative or otherwise, related to the Spin-Off business prior to or in connection with its disposition to Amergent. The Indemnification Agreement expires on March 25, 2026.

In addition, prior to closing of the Merger, the Spin-Off entity acquired a tail insurance policy in a coverage amount of $3.0 million, prepaid in full by the Spin-Off entity, at no cost to the indemnitees, and effective for at least six years following the consummation of the disposition, covering the Spin-Off entity’s indemnification obligations to the indemnitees (referred to herein as the “Tail Policy”). No claims have arisen to date, and the Company does not anticipate that any potential liability would exceed the insured amount.

Legal Proceedings

Litigation related to leased properties

During 2022 and 2021, the Company was in arrears on rent due on several of its leases. As a result, the Company has pending litigation related to seven sites of which four have permanently closed. The outcome of this litigation could result in the permanent closure of additional restaurant locations as well as the possibility of the Company being required to pay interest and damages, modify certain leases on unfavorable terms and could result in material impairments to the Company’s assets. The Company has four judgements against it in the amount of $0.8 million for defaulting on leases. See Leases section below for discussion of past due rent on abandoned locations.

No amounts in addition to contracted rent that is due have been accrued as of December 31, 2022 or 2021 in the accompanying consolidated balance sheets as management does not believe the outcome will result in additional liabilities to the Company; however, there can be no guarantees.

During 2022, our LBB locations were notified by the Department of Labor (“DOL”) of an audit concerning tip pools at 15 of our LBB stores in and around Portland, OR metropolitan area. In January 2023, the DOL reported that its audit resulted in one significant finding, that the Company improperly permitted “supervisory” in-store employees to participate in the tip pool. DOL assessed a penalty of approximately $972,000 (equal to $486,000 in inappropriately paid tips multiplied by two pursuant to the statute’s liquidated damages provision). DOL offered to reduce that number in half to $486,000. The Company has fought back against the finding, asserting that the alleged supervisors did not have sufficient supervisory responsibility to be deemed a “supervisor” under the statute. Currently, settlement discussions are in progress. DOL has reduced its amount to just under $170,000. The Company has offered $25,000 to resolve the matter. It is difficult to predict at what amount the case may resolve. If it does not resolve, DOL can choose to file the case in litigation or send right-to-sue letters to each impacted employee and former employee. Currently, we do not believe it is likely that DOL will pursue litigation, having indicated that they would be discussing that option and opting not to pursue anything at this time. If the case were to proceed to settle, we expect it would do so between the $25,000 and $170,000 amounts currently on the table. The Company has recorded a charge of $25,000 as management believes this is the most likely outcome.

From time to time, the Company may be involved in other legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of December 31, 2022, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	Classification	December 31, 2022	December 31, 2021
Right-of-use assets	Operating lease assets	$4,976	$8,021

Current lease liabilities	Current operating lease liabilities	$5,395	$4,599
Non-current lease liabilities	Long-term operating lease liabilities	5,868	8,644
		$11,263	$13,243

Lease term and discount rate were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	5.9	6.7
Weighted average discount rate	8.0%	8.1%

As of December 31, 2022 and 2021, we performed an analysis of the recoverability of our right-of-use assets. Based on the analysis, we recorded an impairment of approximately $1.8 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, which is included in asset impairment charges in our consolidated statements of operations. The impairment recognized during the year ended December 31, 2022 was primarily the result of changing consumer habits resulting in poor performance and the ultimate closure of certain stores, and the impairment recognized during the year ended December 31, 2021 was primarily the result of the impact of the COVID-19 outbreak in the United States, which had a significant impact throughout the hospitality industry. Negative impacts to the operating results and cash flows varied significantly at the store level, where some stores operated at a reduced capacity and several stores were permanently closed.

During the years ended December 31, 2022 and 2021, approximately $0.3 million and $0.4 million, respectively, of lease liabilities were derecognized due to the Company negotiating the cancellation of its obligations under certain lease agreements, which is included in gain on extinguished/settled lease liabilities in our consolidated statements of operations. The cancellations resulted from the COVID-19 pandemic. As of December 31, 2022 and 2021, the Company had lease liabilities of $6.8 million and $3.1 million, respectively, related to abandoned leases. These lease liabilities are included in current operating lease liabilities, accrued expenses and accounts payable in our consolidated balance sheets.

During the year ended December 31, 2022, the Company amended certain leases and changed its assumptions regarding the exercise of a renewal option, which have been accounted for as lease modifications. The operating lease assets and liabilities were remeasured at the modification dates, resulting in an increase of $0.6 million during the year ended December 31, 2022 to both the right-of-use assets and lease liabilities. There were no lease modifications during the year ended December 31, 2021.

Rent expense of approximately $2.6 million and $2.4 million was incurred during the years ended December 31, 2022 and 2021, respectively, of which approximately $0.1 million was variable in each year.

Maturities of our operating lease liabilities as of December 31, 2022 are presented below (in thousands):

Year ending December 31:
2023	$2,645
2024	2,654
2025	2,501
2026	2,083
2027	1,626
Thereafter	2,799
Total remaining lease payments	14,308
Less: imputed interest	(3,045)
Total lease liabilities	$11,263

Certain additional amounts of lease liabilities for leases in default have been presented as current liabilities. The above schedule reflects the original contractual maturities.

PPP Loan

As discussed in Note 9, the Company received two PPP loans totaling $4.1 million, which were established under the CARES Act and administered by the U.S. SBA. On November 15, 2022 and December 16, 2022, the Company received notice from the SBA that the first and second PPP loans, respectively, had been fully forgiven with accrued interest.

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

RRF

As discussed in Note 4, Pie Squared Holdings received an approximately $10.0 million grant under the RRF, and the Company assumed the risks and rewards related to the grant through the acquisition of Pie Squared Holdings. If it is determined that Pie Squared Holdings obtained the grant improperly or the disbursement of such grant monies was not for “eligible uses,” then the Company would be responsible for the ramifications of such actions including the repayment of the $10.0 million of grant monies, among other items.

14. SHARE-BASED COMPENSATION

In August 2021, the Company adopted the 2021 Inducement Plan (the “Plan”). Under the 2021 Inducement Plan, the Company can grant stock options and stock awards. There are 500,000 shares of common stock reserved for issuance under the Plan. As of December 31, 2022, 200,000 shares remained available for future grants.

In November 2021, the Company adopted the 2021 Equity Incentive Plan (the “Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options and stock awards. The stockholders of the Company approved the Incentive Plan on December 30, 2021. There are 2,000,000 shares of common stock reserved for issuance under the Incentive Plan. As of December 31, 2022, 2,000,000 shares remained available for future grants.

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

During the years ended December 31, 2022 and 2021, the Company recorded share-based compensation expense of approximately $0.02 and $0.05, respectively, in general and administrative expenses.

The following table summarizes the share-based award activity for the periods presented:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2022	450,000	$1.38	3.6
Forfeited	(150,000)
Outstanding at December 31, 2022	300,000	$1.57	3.6
Exercisable at December 31, 2022	300,000	$1.57	3.6

As of December 31, 2022, the Company had no unrecognized compensation cost related to outstanding share-based awards.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the consolidated financial statements were available to be issued, and there are no items requiring disclosure other than the following:

In January 2023, the Company entered into an asset purchase agreement with Boudreaux’s Cajun Kitchen, Inc. to acquire the Houston, Texas based brand and its four restaurant locations for an aggregate purchase price of $3.8 million. In March 2023, the transaction closed for cash consideration of $1.3 million and a convertible promissory note of $2.5 million. In connection with the transaction, the Company paid an affiliate of Oz Rey an aggregate fee of $0.3 million. The convertible promissory note accrues interest at a rate of 6.0% per annum and will mature two years from the date of closing, with $1.3 million of the principal balance of the note due and payable in July 2023. The note may be converted, at the option of the holder, into shares of common stock at a conversion price of $0.50 per share. The convertible promissory note may be prepaid in whole or in part at any time, without premium or penalty.

In February 2023, the Company closed a $2.5 million Series B convertible preferred stock (the “Series B Preferred”) and warrant financing with an affiliate of Oz Rey. The Company issued 125 shares of Series B Preferred and warrants to purchase up to 1,250,000 shares of common stock at a $0.0001 par value. The warrants have a term of 10 years and an initial exercise price of $1.00 per share of common stock, which is subject to adjustment for customary provisions such as stock splits, stock dividends and distributions.

The Series B Preferred is convertible into shares of common stock at the option of the investors at a conversion price of $0.50 per share and will accrue dividends in an amount equal to 12% on an annual basis, payable in cash or in shares of common stock based on 30-day volume-weighted average price of common stock on the trading market. The Company has the right to redeem the Series B Preferred subject to certain terms.

In April 2023, the Company received an advance of $0.4 million from MVA 916 LLC., an Oz Rey, LLC related entity. The advance does not have repayment terms and does not accrue interest.

In March 2023 and May 2023, the Company received advances of $0.04 million and $0.07 from MV Equity Partners, Inc., an Oz Rey, LLC related entity. The advances do not have repayment terms and does not accrue interest.

In May 2023, the Company received an advance of $0.07 million from Oz Rey, LLC. The advance does not have repayment terms and does not accrue interest.

In March 2023, the Company entered into a Forward Purchase Agreement with Kapitus LLC which is being treated as a note payable. The Company received a net $0.1 million, and the terms of the note require 52 payments of $2,899 for each week. The terms of the note are open ended until all amounts under the note are repaid with an expected maturity date of March 2024. The implied interest rate is 11%.

In May 2023, the Company entered into a Forward Purchase Agreement with Kapitus LLC which is being treated as a note payable. The Company received a net $0.1 million, and the terms of the note require 52 payments of $2,500 for each week. The terms of the note are open ended until all amounts under the note are repaid with an expected maturity date of March 2024. The implied interest rate is 11%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2022, the end of the period covered by this Report. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2022 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2021 that has not been fully remediated by the end of this period.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies:

●	As of December 31, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity of management review controls. Accordingly, management has determined that this control deficiency constitutes a material weakness.

●	As of December 31, 2022, we had not established a formal written policy for the approval, identification, and authorization of new vendors entering into the approved vendor listing.

●	As of December 31, 2022, we had not established a formal review, on a test basis, of our third-party accounting provider’s coding of transactions and reconciliations of key accounts.

●	As of December 31, 2022, we had not established an automated software program to account for our operating lease schedule liabilities but were relying on a manual computation of the Company’s operating lease schedule.

Management determined that the deficiency could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiency constitutes a material weakness in internal control.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in the 2013 integrated framework as prescribed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

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

Our bylaws give the board authority to expand or reduce the number of available board seats between five and nine, provided reduction may not be implemented below number of occupied seats. For as long as Oz Rey, LLC holds 10% debentures, it has the right, but not the obligation, to appoint two directors to Amergent’s board. Amergent agreed that its board or Governance Committee, if it has one, will re-nominate the appointees as directors at annual meetings and recommend that stockholders vote “for” such appointees at annual meetings. All proxies given to management will also vote in favor of such Appointees. This right to designate the appointees will be subject to applicable law and rules of the OTC Markets. Oz Rey, LLC has not yet submitted any appointees to Amergent.

DIRECTORS

Name	Age	Position

Michael D. Pruitt	62	Chairman, Chief Executive Officer
Keith J. Johnson	63	Director, Chairman of Audit Committee, Member Compensation Committee
Neil G. Kiefer	71	Director, Chairman of Compensation Committee Member of Nominating and Governance Committee
J. Eric Wagoner	70	Director, Chairman of Nominating and Governance Committee Member of Audit Committee

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

EXECUTIVE OFFICERS

Name	Age	Position

Michael D. Pruitt	62	Chairman and Chief Executive Officer

Mark Whittle	57	Interim President

Stephen J. Hoelscher	64	Chief Financial Officer

Biography for Mr. Pruitt is included with the director profiles above. Mr. Pruitt was appointed to his position concurrently with the Merger and Spin-Off.

Mark Whittle was appointed as Interim President of Amergent on January 11, 2023. Previously, he served as EVP of Franchise Development of Amergent. Prior to joining Amergent, from June 2013 to November 2021, Mr. Whittle served as Chief Development Officer for Hooters of America/HOA Brands where he managed franchises, franchise sales, real estate, site design and construction and acquisitions.

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

Mr. Hoelscher’s engagement with Amergent is on a part-time. Mr. Hoelscher serves as an officer of entities affiliated with Oz Rey, LLC (holder of Amergent’s 10% secured convertible debenture in the principal amount of $4.0 million). Oz Rey, LLC’s debenture is secured by a first priority interest in Amergent’s assets and guaranteed by all of Amergent’s subsidiaries. Mr. Hoelscher serves as (a) a Manager and also the Chief Financial Officer of Oz Rey, LLC; (b) Chief Financial Officer of Mastodon Ventures, Inc., an affiliate of Oz Rey, LLC; and (c) a Manager and Chief Financial Officer of MV Amanth LLC and its subsidiaries, also affiliates of Oz Rey, LLC.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Amergent under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2022, none of our officers or directors filed a late Form 3 or Form 4. None of our officers or directors filed Form 5.

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

Summary Compensation Table

The information included in the Summary Compensation Table below reflects compensation earned from Amergent during the fiscal years ended December 31, 2022 and 2021 by each person serving in capacities of a named executive officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Michael D. Pruitt	2022	$290,948	—	—	—	$290,948
Chief Executive Officer	2021	$287,300	—	—	—	$287,300

Frederick L. Glick (1)	2022	$278,727	—	—	—	$278,727
Former President	2021	$275,000	—	—	—	$275,000

Stephen J. Hoelscher	2022	$120,000	—	—	—	$120,000
Chief Financial Officer	2021	$112,192	—	—	—	$112,192

(1)	Mr. Glick resigned from his position as President effective December 31, 2022 and from the board of directors on June 9, 2023.

Employment Agreements

Frederick L. Glick, Former President

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

Mr. Glick resigned from his position as President effective December 31, 2022. The Company and Mr. Glick entered into a standard separation and release agreement on January 10, 2023. Upon his resignation, he forfeited unvested stock options to purchases 175,000 shares of common stock.

Stephen J. Hoelscher, Chief Financial Officer

On February 4, 2021 we entered into an at will employment agreement and non-solicitation and confidentiality agreement with Stephen J. Hoelscher. Mr. Hoelscher received a base salary of $120,000 and earned an annual discretionary bonus of $30,000 based on metrics to be determined by the board of directors of Amergent.

The non-solicitation and confidentiality agreement contains customary restrictions on the use of confidential information, protecting Amergent’s trade secrets, as well as protective covenants governing non-solicitation of customers and employees and restricting interference with Amergent’s business.

On January 30, 2023, we entered into a new at-will employment offer with Stephen J. Hoelscher for his continued service as Chief Financial Officer. His salary was increased to $180,000 per annum. In addition, his discretionary cash bonus target is $36,000. Mr. Hoelscher received 50,000 restricted stock awards that vest immediately under Amergent’s 2021 Equity Incentive Plan. In addition, he was granted an option to purchase 100,000 shares of common stock, which options vest annually in three equal installments, commencing December 31, 2023. The exercise price for the first 1/3 is $0.60 for the first third, the second 1/3, $1.00, and the last third, $1.50.

Patrick Harkleroad, Former Chief Financial Officer

On December 1, 2020, we accepted the resignation of Patrick Harkleroad from the position of Chief Financial Officer, effective December 31, 2020, which resignation was contingent upon the waiver by the board of the 90-day notice requirement for non-renewal under his employment agreement. His was assigned to Amergent April 1, 2020 in conjunction with Amergent’s spin-off from Chanticleer. Mr. Harkleroad agreed to continue to provide support to Amergent in a consulting capacity to assist with the transition of his duties in 2021.

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

Mark Whittle, Interim President

On January 10, 2023, we entered into an executive offering with Mr. Whittle to serve as Interim President. His annual salary $230,000. He will continue to manage franchise development and will receive a commission equal to 10% of any franchise fee revenue (not including royalty revenue) collected by Amergent for future franchise units and franchise development agreements sold during the term of his employment in the Little Big Burger, American Burger, and BGR Systems. For 2023, his discretionary cash bonus target is $46,000. Mr. Whittle will receive four weeks of paid vacation per year and will be entitled to participate in company benefit programs available to its executive officers.

Mr. Whittle’s offer of employment is at will; however, in the event he is terminated by the company without cause or resigns without good reason, a three-month paid garden leave period will be triggered. After the garden leave period, Mr. Whittle will be entitled to three months’ severance. In the event the garden leave period is waived by the parties, the severance period will be extended to six months. As an inducement, the board granted Mr. Whittle 70,000 restricted shares of common stock that vest immediately under the company’s 2021 Equity Incentive Plan. In addition, he was also granted an option to purchase 140,000 shares of common stock, which options will vest 1/3 per year over a three-year period. The exercise price for the first 1/3 will be $0.60 for the first third, the second 1/3, $1.00, and the last third, $1.50.

Change-in-Control Provisions

Except as described above concerning Frederick L. Glick’s employment agreement, which is no longer in effect, no other officers have agreements with change-in-control provisions.

Director Compensation Table

The following table reflects compensation earned for services performed in 2022 by members of Amergent’s board who were not employees. The 2022 director fees are accrued and unpaid. Any director who is also an employee does not receive any compensation for service as a director. The compensation received by Messrs. Pruitt and Glick as employees is shown above in the Summary Compensation Table. Amergent reimbursed all directors for expenses incurred in their capacity as directors.

Name	Director Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Total

Keith J. Johnson	$28,000	$—	$—	$28,000

Neil G. Kiefer	$28,000	$—	$—	$28,000

J. Eric Wagoner	$28,000	$—	$—	$28,000

(1)	Director fees earned since the 4th quarter of 2019 through 2022 are accrued and unpaid. The accrued but unpaid Director fees from the 4th quarter of 2019 through December 2022 were paid in January 2023 with the issuance of 1,056,930 common shares.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2022:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Fredrick J. Glick, Former President	150,000	—	$2.50	8/1/2026	—	—	—	—
Fredrick J. Glick, Former President	100,000	100,000	$0.56	8/1/2026	50,000	$20,000	—	—
Fredrick J. Glick, Former President	100,000	100,000	$0.81	8/1/2026	100,000	40,000	—	—
Fredrick J. Glick, Former President	100,000	100,000	$1.08	8/1/2026	100,000	40,000	—	—
Totals	450,000	300,000			250,000	$100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of July 14, 2023 by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;
●	each of our current Executive Officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Amergent Hospitality Group, Inc., PO Box 460695 Charlotte, NC 28247. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying warrants, options or other convertible securities held by such persons that are exercisable within 60 days of April 8, 2021 but excludes shares of common stock underlying warrants, options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of July 14, 2023 was 16,833,666. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Michael D. Pruitt , CEO and Chairman(1)	122,377	*
Stephen J. Hoelscher, CFO	50,000	*
Mark Whittle, President	147,000	*
Keith J. Johnson, director	397,879	*
Neil G. Kiefer, director (2)	392,401	*
J. Eric Wagoner, director (3)	398,736	*
Directors and Executive Officers as a Group (6 persons)	1,509,393	11.[ ] %
Oz Rey, LLC (4)	840,000	4.99%
Arena Funds (5)	1,492,000	8.86%
NY Farms Group, Inc. (6)	950,060	5.64%
MVA 916, LLC (7)	6,250,000	27.08%

* less than 1%

(1) Includes 64,539 shares held directly by Mr. Pruitt’s individual IRA account; 21,876 shares held directly, and 34,962 shares held directly by Avenel Financial Group. Mr. Pruitt exercises voting and dispositive control over these shares.

(2) Includes 2,000 shares held directly by Mr. Kiefer’s individual IRA account. Mr. Kiefer exercises voting and dispositive control over these shares.

(3) Includes 5,090 shares held directly by Mr. Wagoner’s individual IRA account. Mr. Wagoner exercises voting and dispositive control over these shares.

(4) 10% Secured Convertible Debenture and Warrant held by Oz Rey, LLC subject to 4.99% beneficial ownership blocker. The address for Oz Rey, LLC is 114 W 7th Street, Suite 820, Austin, Texas 78701.

(5) Arena Funds collectively are made up of the following holdings:

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

The address for Arena Funds is c/o Arena Investors LP, 405 Lexington Avenue, 59th Floor, New York, New York 10174.

(6) The address for NY Farms Group, Inc. is 98 Cutter Mill Rd, Great Neck, NY 11021.

(7) Includes 125 shares of Series B Preferred convertible into 5,000,000 common shares and 1,250,000 warrants held by MVA 916, LLC. The address for MVA 916, LLC is 114 W W 7th Street, Suite 820, Austin, Texas 78701.

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

Plan Approved by Stockholders

On December 30, 2021, the 2021 Incentive Plan for issuance of up 2,000,000 shares was approved by our stockholders and subsequently registered on Form S-8.

The following table provides information, as of December 31, 2022, with respect to equity securities authorized for issuance under compensation plans:

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

Oz Rey, LLC and affiliated entities

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

In October, November and December 2022, the Company received advances in the aggregate of $0.5 million from MV Equity Partners Inc., an affiliate of Oz Rey, LLC. In addition, the Company received an additional $0.1 million in 2023.

In March 2023, the Company received an advance of $0.4 million from MVA 916 LLC an affiliate of Oz Rey LLC.

In connection with Amergent’s acquisition of the assets of Boudreaux’s Cajun Kitchen, Inc. on March 17, 2023, Boudreaux’s agreed to pay Mastodon Ventures, Inc., an affiliate of Oz Rey, LLC, an aggregate fee of $250,000 in connection with the transaction.

In February 2023, the Company closed a $2.5 million Series B convertible preferred stock (the “Series B Preferred”) and warrant financing with an affiliate of Oz Rey. The Company issued 125 shares of Series B Preferred and warrants to purchase up to 1,250,000 shares of common stock at a $0.0001 par value. The warrants have a term of 10 years and an initial exercise price of $1.00 per share of common stock, which is subject to adjustment for customary provisions such as stock splits, stock dividends and distributions.

The Series B Preferred is convertible into shares of common stock at the option of the investors at a conversion price of $0.50 per share and will accrue dividends in an amount equal to 12% on an annual basis, payable in cash or in shares of common stock based on 30-day volume-weighted average price of common stock on the trading market. The Company has the right to redeem the Series B Preferred subject to certain terms.

Stephen J. Hoelscher

Stephen J. Hoelscher was appointed Chief Financial Officer on January 19, 2021. Mr. Hoelscher’s engagement with Amergent is on a part-time basis. Mr. Hoelscher serves as an officer of entities affiliated with Oz Rey, LLC (holder of Amergent’s 10% secured convertible debenture in the principal amount of $4.0 million). Oz Rey, LLC’s debenture is secured by a first priority interest in Amergent’s assets and guaranteed by all of Amergent’s subsidiaries. Mr. Hoelscher also serves as (a) a Manager and also the Chief Financial Officer of Oz Rey, LLC; (b) Chief Financial Officer of Mastodon Ventures, Inc., an affiliate of Oz Rey, LLC; and (c) as Manager and Chief Financial Officer of MV Amanth LLC and its subsidiaries, also affiliates of Oz Rey, LLC.

During the year ended December 31, 2022, the Company received related party advances in the aggregate of $0.6 million from MV Equity Partners Inc., an affiliate of Oz Rey, LLC, in which the Chief Financial Officer serves as an officer but has no ownership interest.

Michael D. Pruitt

In August 2022 through December 2022, the Company received advances from a related party in aggregate of $0.6 million. The lending entity is an entity in which the Company’s Michael D. Priutt, the Company’s Chairman and Chief Executive Officer has an ownership interest and serves as the Chief Executive Officer. Interest accrues at a rate of 1%, and principal and accrued interest was due on June 30, 2023 and the loan has not been extended.

Indemnification Agreements

The company has entered into indemnification agreements with each of its current directors and executive officers. These agreements will require the company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The company also intends to enter into indemnification agreements with its future directors and executive officers.

DIRECTOR INDEPENDENCE

Our board determined that Messrs. Johnson, Kiefer and Wagoner are “independent directors” as defined under Nasdaq rules.

As of the date of this Report, our board has four directors, one vacancy and the following three standing committees: an Audit Committee, a Compensation Committee, and a Governance Committee. The board determined through 2022, that each of Messrs. Johnson, Kiefer and Wagoner is an “independent director” as defined by Rule 5605(a)(2) of The Nasdaq Stock Market Rules (the “Nasdaq Rules”). Independence of board members is re-evaluated by the board annually.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees for professional services rendered by Cherry Bekaert LLP, the Company’s (and Chanticleer’s prior to the Merger) independent registered public accounting firms, for each of the respective last two fiscal years:

Fee Category	2022	2021
Audit Fees	$338,450	$521,023
Audit-Related Fees	12,850	21,592
Tax Fees	29,300	—
Total Fees	$380,600	$542,615

Audit Fees

Represents fees for professional services provided in connection with the audit of the Company’s annual consolidated financial statements and reviews of the Company’s quarterly interim consolidated financial statements.

Audit-Related Fees

Fees related to review of registration statements.

Tax Fees

Tax fees are associated with tax filings.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by Cherry Bekaert LLP during 2022 and 2021 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining Cherry Bekaert LLP’s independence and has determined that such services for fiscal years 2022 and 2021 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENTS

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

Date:	July 14, 2023	AMERGENT HOSPITALITY GROUP INC.
a Delaware corporation

		By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Pruitt.	Chief Executive Officer,	July 14, 2023
Michael D. Pruitt	(Principal Executive Officer), Chairman of the Board

/s/ Stephen J. Hoelscher	Chief Financial Officer	July 14, 2023
Stephen J. Hoelscher	(Principal Financial Officer)

/s/ Keith J Johnson	Director	July 14, 2023
Keith J. Johnson

/s/ J. Eric Wagoner	Director	July 14, 2023
J. Eric Wagoner

/s/ Neil J. Kiefer	Director	July 14, 2023
Neil J. Kiefer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Distribution Agreement by and between Chanticleer and Amergent dated March 25, 2020, incorporated by reference to Exhibit 2.1 to Form 10-12G/A, filed July 2, 2020

2.2	Contribution Agreement by and between Chanticleer and Amergent dated March 31, 2020, incorporated by reference to Exhibit 2.2 to Form 10-12G/A, filed July 2, 2020

2.3#	Agreement and Plan of Merger, by and among Chanticleer, Sonnet, and Merger-Sub, dated October 10, 2019, incorporated by reference to Exhibit 2.3 to Form 10-12G/A, filed July 2, 2020

2.4	Amendment No. 1 to Agreement and Plan of Merger, by and among Chanticleer, Sonnet and Merger-Sub dated February 7, incorporated by reference to Exhibit 2.4 to Form 10-12G/A, filed July 2, 2020

3.1	Certificate of Incorporation of Registrant filed February 18, 2020 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to Form 10-12G/A, filed July 2, 2020

3.2	Certificate of Designations of Series 2 Convertible Preferred Stock filed April 1, 2020 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.2 to Form 10-12G/A, filed July 2, 2020

3.3	Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock dated August 16, 2020, incorporated by reference to exhibit 3.1 to Form 10Q, as filed August 19, 2020

3.4	Second Amended and Restated Certificate of Designations of Series 2 Convertible Preferred Stock dated February 16, 2021, incorporated by reference to Exhibit 3.4 to Form 10-K filed April 15, 2021

3.5	Certificate of Designations of Series B Convertible Preferred Stock dated January 30, 2023, incorplorated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 2, 2023.

3.6	Form of Bylaws, incorporated by reference to Exhibit 3.3 to Form 10-12G/A, filed July 2, 2020

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to Form 10-12G/A, filed July 2, 2020

4.2	Specimen Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Form 10-12G/A, filed July 2, 2020

4.3	Spin-Off Entity Warrant, incorporated by reference to Exhibit 4.3 to Form 10-12G/A, filed July 2, 2020

4.4	Form of Warrant issued to Oz Rey, LLC on April 1, 2020, incorporated by reference to Exhibit 4.4 to Form 10-12G/A, filed July 2, 2020

4.5	Form of Warrant issued to certain holders of Series 2 Convertible Preferred dated April 1, 2020, incorporated by reference to Exhibit 4.5 to Form 10-12G/A, filed July 2, 2020

4 (vi)	Description of Registrant’s Common Stock, incorporated by reference to Exhibit 4(vi) to Form 10-K, filed April 15, 2021

10.1	Securities Purchase Agreement by and among Amergent, Oz Rey, LLC and certain other purchasers dated April 1, 2020, incorporated by reference to Exhibit 10.1 to Form 10-12G/A, filed July 2, 2020

10.2	Form of Secured Convertible Debenture of Amergent in favor of Oz Rey, LLC issued April 1, 2020, incorporated by reference to Exhibit 10.2 to Form 10-12G/A, filed July 2, 2020

10.3	Registration Rights Agreement by and among Amergent, Oz Rey, LLC and certain holders of registrable securities, incorporated by reference to Exhibit 10.3 to Form 10-12G/A, filed July 2, 2020

10.4	Subsidiary Guarantee in favor of Oz Rey, LLC dated April 1, 2020, incorporated by reference to Exhibit 10.4 to Form 10-12G/A, filed July 2, 2020

10.5	Security Agreement in favor of Oz Rey, LLC dated April 1, 2020, incorporated by reference to Exhibit 10.5 to Form 10-12G/A, filed July 2, 2020

10.6	Form of Franchise Agreement between Chanticleer and Hooters of America, LLC, incorporated by reference to Exhibit 10.8 to Form 10-12G/A, filed July 2, 2020

10.7	Lease Agreement between Redus NC Commercial, LLC and Chanticleer, incorporated by reference to Exhibit 10.9 to Form 10-12G/A, filed July 2, 2020

10.8	Gaming Assignment dated July 1, 2014, incorporated by reference to Exhibit 10.10 to Form 10-12G/A, filed July 2, 2020

10.9	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.11 to Form 10-12G/A, filed July 2, 2020

10.1	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer and the investors party thereto, incorporated by reference to Exhibit 10.12 to Form 10-12G/A, filed July 2, 2020

10.11	Note in favor of TowneBank in amount of $2,000,000 dated February 25, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.12**	Separation and Release Agreement by and between Amergent and Patrick Harkleroad, dated March 26, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.13	Waiver, Consent and Amendment to Certificate of Designations by and between Amergent and holders of Series 2 Convertible Preferred Stock dated August 17, 2020, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.14	Waiver, Consent and Amendment to Certificate of Designations by and between Amergent and holders of Series 2 Convertible Preferred Stock dated February 16, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.15**	Offer of Employment Agreement - Stephen J. Hoelscher dated January 30, 2023, filed herewith.

10.16**	Non-Solicitation and Confidentiality Agreement by and between Amergent and Stephen J. Hoelscher dated February 4, 2021, incorporated by reference to Exhibit 10.13 to Form 10-K, filed April 15, 2021

10.17	Amendment No. 3 to 10% Secured Convertible Debenture dated March 9, 2021 by and between Amergent and Oz Rey, LLC (incorporated by Reference to Exhibit 10.17 to Annual Report on Form 10-K for the period ended December 31, 2021, as filed April 15, 2022)

10.18	Unit Purchase Agreement by and between Pie Squared Investment, LLC, PizzaRev Acquisition, LLC and Amergent dated August 30, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K dated August 30, 2021

10.19	Convertible Promissory Note of Amergent in favor of PizzaRev Acquisition, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K dated August 30, 2021

10.20	Security Agreement by and between PizzaRev Acquisition, LLC and Amergent, incorporated by reference to Exhibit 10.3 to Form 8-K dated August 30, 2021

10.21	Guaranty of Pie Squared Holdings, LLC, incorporated by reference to Exhibit 10.4 to Form 8-K dated August 30, 2021

10.22	Security Agreement of Pie Squared Holdings LLC and PizzaRev Acquisition, LLC, incorporated by reference to Exhibit 10.5 to Form 8-K dated August 30, 2021

10.23	Escrow Agreement, incorporated by reference to Exhibit 10.6 to Form 8-K dated August 30, 2021

10.24	Guaranty of PizzaRev Franchising, LLC, incorporated by reference to Exhibit 10.7 to Form 8-K dated August 30, 2021

10.25	Waiver of Security Interests and Liens of Oz Rey, LLC, incorporated by reference to Exhibit 10.13 to Form 8-K dated August 30, 2021

10.26	Indemnification Agreement of PizzaRev Acquisition, LLC, incorporated by reference to Exhibit 10.14 to Form 8-K dated August 30, 2021

10.27	Indemnification Agreement of Principal, incorporated by reference to Exhibit 10.5 to Form 8-K dated August 30, 2021

10.28	Purchase and Sale Agreement dated October 8, 2021 by and between Chanticleer UK Group Limited and West End Wings Limited (UK), incorporated by reference to Exhibit 10.16 to Form 10Q filed November 22, 2021

10.29	Amendment No. 2 to 10% Convertible Debenture and Warrants dated September 27, 2021 by and between Amergent and Oz Rey, LLC, incorporated by reference to exhibit 10.17 to Form 10Q filed November 22, 2021

10.30**	Amended and Restated Employment Agreement by and between Frederick L. Glick and Amergent effective July 1, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2, 2021

10.31**	Unrestricted Stock Award Agreement by and between Amergent and Frederick L. Glick, incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2, 2021

10.32**	Nonstatutory Stock Option Agreement (No.1) by and between Amergent and Frederick L. Glick, incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2021

10.33**	Nonstatutory Stock Option Agreement (No. 2) by and between Amergent and Frederick L. Glick, incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2021

10.34	Form of Securities Purchase Agreement for up to $3,000,000 of 8% Senior Unsecured Convertible Debentures and Warrants (incorporated by reference to Exhibit 10.34 to Form 10-K, filed April 15, 2022)

10.35	Form of 8% Senior Unsecured Convertible Debenture (incorporated by reference to Exhibit 10.35 to Form 10-K, filed April 15, 2022)

10.36	Form of Warrant issued with 8% Senior Unsecured Convertible Debentures (incorporated by reference to Exhibit 10.36 to Form 10-K, filed April 15, 2022)

10.37	Form of Securities Purchase Agreement for Series B Convertible Preferred Stock and Warrants, filed herewith

10.38	Form of Warrant issued with Series B Convertible Preferred Stock, filed herewith

10.39**	Executive Offer by and between Amergent and Mark Whittle dated January 11, 2023, filed herewith

10.40**	Executive Offer by and between Amergent and Stephen J. Hoelscher dated January 30, 2023, filed herewith

10.41#	Asset Purchase Agreement by and between 110/120 Cuisine, LLC and Boudreaux’s Cajun Kitchen, Inc. dated January 18, 2023, filed herewith

10.42**	Executive Separation Agreement dated January 10, 2023 by and between Amergent and Frederick L. Glick, filed herewith.

10.43**	Stock Option Agreement- Michael D. Pruitt

10.44**	Stock Option Agreement – Stephen J. Hoelscher

10.45**	Stock Option Agreement – Mark Whittle

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to Form 10-K, filed April 15, 2021

21.1	Subsidiaries of Amergent Hospitality Group Inc., filed herewith

22(ii)	Affiliate Guarantor, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

99.1**	Amergent Hospitality Group Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 10-K, filed April 15, 2022)

99.2**	2021 Amergent Hospitality Group Inc. Inducement Plan, as amended, incorporated by reference to Exhibit 4.4 to Amergent’s Registration Statement on Form S-8, File No. 333-258345, as filed August 2, 2021

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Management Compensatory Contract or Arrangement
#	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

